Form 10-K
period 2025-12-31
WILSON BANK HOLDING CO
filed 2026-02-27
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $878,725,095.20. For purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the registrant. The market value calculation was determined using $77.60 per share.

Shares of common stock, $2.00 par value per share, outstanding on February 27, 2026 were 12,284,147.

DOCUMENTS INCORPORATED BY REFERENCE

Part III

Portions of the Registrant’s Proxy Statement to be filed relating to the Registrant’s Annual Meeting of Shareholders to be held on April 23, 2026 (the “2026 Annual Meeting of Shareholders”) are incorporated by reference into Items 10, 11, 12, 13 and 14.

PART I

Item 1. Business.

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K and other cautionary statements set forth elsewhere in this report.

General

Wilson Bank Holding Company (the “Company”) is a bank holding company that was incorporated on March 17, 1992 under the laws of the State of Tennessee. The purpose of the Company was to acquire all of the issued and outstanding capital stock of Wilson Bank and Trust (the “Bank”) and act as a one-bank holding company. On November 17, 1992, the Company acquired 100% of the capital stock of the Bank pursuant to the terms of an agreement and plan of share exchange. The Bank is the only direct subsidiary of the Company. The Bank was previously invested in Encompass Home Lending, LLC ("Encompass"), a joint venture of which the Bank owned 51% of the outstanding membership interests. Effective June 1, 2025, the Bank sold its 51% membership interest in Encompass to Encompass Home Lending Investors, LLC which owned 49% of the outstanding membership interest in Encompass prior to the sale. Encompass offers residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers.

All of the Company’s banking business is conducted through the Bank, a state chartered bank organized under the laws of the State of Tennessee. The Bank, on February 27, 2026, had the following full service banking offices located in the following Tennessee counties:

Tennessee County	Number of Full Service Banking Offices
Davidson	4
DeKalb	2
Hamilton	1
Putnam	2
Rutherford	5
Smith	2
Sumner	3
Trousdale	1
Williamson	2
Wilson	10
Total	32

In addition, the Bank operates one loan production office located in Williamson County. The Company's management believes that Wilson County, Trousdale County, Davidson County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County, Hamilton County, and Williamson County offer an environment for continued banking growth in the Company’s target market, which consists of local consumers, professionals and small businesses. The Bank offers a wide range of banking services, including checking, savings, and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Bank also offers custodial, trust, and through a relationship with a third-party investment advisory firm, brokerage services to its customers.

The Bank was organized in 1987 to provide Wilson County with a locally-owned, locally-managed commercial bank. Since its opening, the Bank has experienced a steady growth in deposits and loans, while expanding into other counties in and around middle Tennessee, which is headquartered in Lebanon, Tennessee, as a result of providing personal, service-oriented banking services to its targeted market. For the year ended December 31, 2025, the Company reported net earnings of approximately $75.699 million and at December 31, 2025 it had total assets of approximately $5.879 billion.

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

The principal economic risk associated with each category of loans that the Bank has made or may in the future make is the creditworthiness of the borrower. General economic factors affecting a commercial or consumer borrower's ability to repay include various macroeconomic factors such as prevailing interest rates, inflation and unemployment rates, as well as other factors affecting a borrower's assets, clients, business, suppliers and employees. Many of the Bank's commercial loans are made to small- to medium-sized businesses that are sometimes less able to withstand competitive, economic and financial pressures than larger borrowers. During periods of economic weakness or uncertainty or periods of increased inflation, these businesses may be more rapidly and more adversely affected than other enterprises and may cause increased levels of nonaccrual or other problem loans, loan charge-offs and higher provision for credit losses.

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

The Bank also makes a variety of loans secured and unsecured to individuals for personal, family, investment and household purposes, including installment and term loans, lines of credit, residential first mortgage loans, home equity loans and home equity lines of credit. The Bank also offers credit cards directly to consumers and businesses.

Deposit Services. The Bank seeks to establish a broad base of core deposits, including savings, noninterest-bearing checking, interest-bearing checking, money market and certificate of deposit accounts, including access to products offered through the IntraFi Deposit Network. The Bank is focused on attracting operating accounts and other core deposits while also lowering its cost of funds. Rates paid on such deposits vary across geographic markets and deposit categories due to varying levels of market competition, products and services, deposit size, and other services rendered. The Bank acts as a depository for many state and local governments, government agencies, education systems and power and utility organizations. Such public fund deposits are often subject to competitive bid processes and in many cases must be secured by pledging a portion of the Bank’s investment securities or a letter of credit.

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

The Bank offers, through RJFS, non-FDIC insured investment products to help clients achieve their financial objectives within their risk tolerances. The brokerage and investment advisory program offered by RJFS complements the Bank's general banking business and further supports its business philosophy and strategy of delivering to the Bank’s clients a comprehensive array of products and services that meet their financial needs. Pursuant to the Bank's contract with RJFS, RJFS is primarily responsible for the compliance monitoring of dual employees of RJFS and the Bank. The Bank receives a percentage of commission credits and fees generated by the program. The Bank remains responsible for various expenses associated with the program, including furnishings, equipment and promotional expenses and general personnel costs, including commissions paid to licensed brokers.

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

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenge of the rebuttable control presumption.

In August 2024, the FDIC issued a proposed rule that seeks to eliminate an exemption to its regulatory filing requirements related to acquisitions of voting securities of depository institution holding companies, which rules, if adopted, would have required change in bank control filings associated with bank holding company securities to be made with, and approved by, the FDIC in addition to the FRB. However, in March 2025, the FDIC withdrew the proposed rule. The Company continues to monitor the proposal and any implications for potential changes in control involving its securities.

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

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV” or the “Basel III Endgame.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as seeking to make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. Even though because of their size, these rules would not directly apply to the Company or the Bank, regulators may have sought to impose elements of the changes on the Company or the Bank through the regulatory oversight process. The comment period for these proposed changes ended in the first quarter of 2024 and the proposed rule changes have not yet been finalized. The Company continues to monitor developments in this area.

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

The maximum permissible rates of interest on most commercial and consumer loans made by the Bank are governed by Tennessee’s general usury law and the Tennessee Industrial Loan and Thrift Companies Act (“Industrial Loan Act”). Certain other usury laws affect limited classes of loans, but the Company believes that the laws referenced above are the most significant. Tennessee’s general usury law authorizes a floating rate of 4% per annum over the average prime or base commercial loan rate, as published by the FRB from time to time, subject to an absolute 24% per annum limit. The Industrial Loan Act, which is generally applicable to most of the loans made by the Bank in Tennessee, authorizes an interest rate of up to 36% per annum for loans of at least $100 and also allows certain loan charges, generally on a more liberal basis than does the general usury law.

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

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act (the "BSA") and its implementing regulations and parallel requirements of the federal banking regulators require the Bank to maintain a risk-based anti-money laundering (“AML”) program reasonably designed to prevent and detect money laundering and terrorist financing and to comply with the recordkeeping and reporting requirements of the BSA, including the requirement to report suspicious activity. The Patriot Act substantially broadened the scope of AML laws and regulations by imposing significant new compliance and due diligence obligations on financial institutions, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions, including banks, are required under final rules implementing Section 326 of the Patriot Act to establish procedures for collecting standard information from customers opening new accounts and verifying the identity of these new account holders within a reasonable period of time. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must take certain steps to assist government agencies in detecting and preventing money laundering and to report certain types of suspicious transactions. In May 2016, Treasury’s Financial Crimes Enforcement Network issued rules under the BSA requiring financial institutions to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to update their AML compliance programs to include risk-based procedures for conducting ongoing customer due diligence. In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted as part of the National Defense Authorization Act for Fiscal Year 2021. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. The Bank currently has policies and procedures in place designed to comply with the Patriot Act, the BSA, the AMLA and the other regulations targeting terrorism and money laundering, and it continues to monitor legislative and regulatory developments in this area and will modify these policies and procedures as necessary to comply with future laws and regulations. In July 2024, federal banking regulatory agencies issued proposed rules that would revise each agency’s rules for anti-money laundering and countering the financing of terrorism. These proposed rules were meant to align with rule changes proposed by the U.S. Treasury to its AML/CFT rules. These rule changes have not become effective, and, if they become effective, would require the Bank to implement additional compliance measures.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would have significantly changed existing CRA regulations. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, however in December 2021, the OCC revoked the newly issued rule and largely reverted to its prior CRA rule. On October 24, 2023, the OCC, FRB and FDIC issued a final rule that the regulators believe will strengthen and modernize regulations implementing the CRA. The stated key objectives of the rule are to (1) strengthen the achievement of the core purpose of the CRA, (2) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (3) provide greater clarity and consistency in the application of CRA regulations, (4) tailor performance standards to account for differences in bank size, business models and local conditions, (5) tailor data collection and reporting requirements and use existing data whenever possible, (6) promote transparency and public engagement, (7) confirm that CRA and fair lending responsibilities are mutually reinforcing and (8) promote a consistent regulatory approach that applies to banks regulated by all three agencies. This final rule had an initial effective date of April 1, 2024 though there is a multiyear phase-in period, though the federal banking regulators issued a final supplemental rule in March 2024 extending the applicability date of the facility-based assessment areas and public file provisions of the final rule from April 1, 2024 to January 1, 2026. However, in 2025 the final rule was rescinded and the prior CRA rules were reinstated. If the new rule, or some form of it, is adopted in the future, the Bank expects that its compliance obligations and costs would increase.

On September 17, 2024, the FDIC approved a final Statement of Policy on Bank Merger Transactions addressing the scope of transactions subject to FDIC approval, the FDIC's process for evaluating merger applications, and the principles that guide the FDIC's consideration of the applicable statutory factors as set forth in the Bank Merger Act. However, on March 11, 2025, the FDIC rescinded the Statement of Policy on Bank Merger Transactions and reinstated the Statement of Policy on Bank Merger Transactions (Bank Merger Statement of Policy) that was in effect prior to 2024. The Company continues to monitor updates related to the Statement of Policy on Bank Merger Transactions and any implications related to the Bank or the Company.

The Bank is also subject to fair lending requirements and reporting obligations involving its home mortgage lending operations. Fair lending laws prohibit discrimination in the provision of banking services, and bank regulators have increasingly focused on the enforcement of these laws. Fair lending laws include the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968, which prohibit discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender and religion. The Bank may be liable, either through administrative enforcement or private civil actions, for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (“DOJ”) for investigation. Pursuant to a Memorandum of Understanding issued in 2023, the DOJ and the Consumer Financial Protection Bureau (“the CFPB”) have previously agreed to share information, coordinate investigations and generally commit to strengthen their coordination efforts. The Bank is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified. State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision.

In recent years, the SEC and federal banking agencies have adopted rules and policies that require disclosure related to cybersecurity incidents and cybersecurity risk management, strategy and governance. In general, with respect to the rules adopted by the federal banking agencies, a banking organization must notify its primarily federal regulator for incidents that have materially disrupted, degraded or impaired – or are reasonably likely to materially disrupt, degrade or impair – (i) the ability of such banking organization to carry out banking operations and activities or deliver banking products and services, (ii) such banking organization’s results of operations, or (iii) the financial stability of the financial sector. The final rule also requires a bank service provider to notify each of its affected customers as soon as possible when it determines that it has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. This rule and the earlier such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack.

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

New regulations and statutes are regularly proposed that contain wide-ranging provisions for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company’s business may be affected by any new regulation or statute or change in applicable rules or regulations. To date under President Trump's administration, many of the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies under the Biden administration have been reversed, with the Trump administration favoring deregulation and introducing modifications, or in some instances rescinding, existing or proposed regulations, including raising certain assets thresholds above those previously in place. During 2025, the CFPB withdrew much of its previously issued regulatory guidance, and in the fourth quarter of 2025, the CFPB announced that it had transferred all of its active litigation to the DOJ. On January 12, 2026, the CFPB and DOJ jointly withdrew a previously issued joint statement regarding the implications of a creditor's consideration of an individual's immigration status under the Equal Credit Opportunity Act. The impact on the Bank of the CFPB's withdrawal of previously issued regulatory guidance remains uncertain as is the CFPB's future regulatory oversight function and priorities. Regardless of this current approach from the Trump administration, the Company may continue to face enhanced scrutiny from its regulators who may expect it to continue to comply with the current, more stringent requirements as part of their safety and soundness and compliance examinations and general oversight of the Company’s operations.

Competition

The banking business is highly competitive. The Company’s primary market areas consist of Wilson, Trousdale, Davidson, Rutherford, DeKalb, Smith, Sumner, Putnam, Williamson and Hamilton Counties in Tennessee. The Company competes with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, the Company competes for loans with insurance companies, private equity firms, regulated small loan companies, credit unions, and certain government agencies. The Company also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and non-bank lending companies. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's non-bank competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can. Increased consolidation in the financial services industry has contributed to increases in the number of large competitors the Company faces in its markets. Some of the Company’s competitors have significantly greater financial resources and offer a greater number of branch locations. Lending by debt-focused private equity firms has continued to increase and increasing amounts of capital are investing in these funds. To offset this advantage of its larger competitors, the Company believes it can attract customers by providing loan and management decisions at the local level and by being more responsive to customers than some of its larger competitors. The Company does not experience significant seasonal trends in its operations.

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

Human Capital

As of February 25, 2026, the Company and the Bank collectively employed 635 full-time equivalent employees. As an independent, community-based bank, the Bank strives to provide friendly, professional, personal service from a caring staff, while offering an extensive assortment of financial services to its customers. As such, the Bank’s employees are central to the successful execution of its business strategy.

The Bank strives to recruit, attract and retain employees and future leaders whose skills and experience advance the mission of the Bank. The Bank's Human Resources Department works closely with its Training Department, managers and mentors to ensure a positive start for new employees. With regard to talent development, the Bank works to identify future leaders within the Bank to develop the skills necessary for career growth. The Bank is committed to professional development for all of its employees through internal and external training programs, mentorships and dedicated leadership workshops. The Bank has also established career development tracks for each specific role in the organization. These tracks outline the progression paths and growth opportunities available within the Bank and chart a course for employees' professional development. In 2025, an employee engagement survey was conducted with a response rate of 90%. The survey resulted in an employee engagement score of 89% and an employee satisfaction rate of 88%. Although these are considered strong scores by industry observers, the Bank continually works to improve its relations with its employee and those employees’ experiences. In 2025, the Bank's retention rate was 87%.

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

Serving the needs of the communities in which it operates remains an important component of the Company’s mission. In 2025, the Bank continued its support of local communities through annual charitable donations, fundraising activities, and sponsorships. In addition, employees participated in the We Believe Together giving program, which allows employees to volunteer their time with local nonprofit organizations and qualify those efforts for matching charitable contributions from the Bank. The We Believe Together program, established in 2017, is designed to support employee engagement in community service and local charitable initiatives. The Bank also participates in the School Bank Program, which promotes financial literacy by introducing elementary school students to fundamental banking concepts at an early age. Additionally, the Company hosts various community events within its market areas, including WBT Oktoberfest held on the grounds of the Company's headquarters and the Southern Home & Garden Expo. The Company also sponsors countless popular community events within its market areas.

Environmental Matters

There is an increasing concern among some individuals and governments over the risks of a changing climate and extreme weather events and related environmental sustainability and the Company’s management and board is continuing to monitor developments in this area. In regards to sustainability matters, to date, the Company has taken steps to reduce the amount of paper it uses by encouraging clients to receive digital statements. The use of e-signatures by clients has also increased in recent years, further reducing the amount of paper that the Company utilizes in its operations. Expansion of online and digital banking tools in recent years has allowed the Bank to further reduce the number of trips that customers have to make in person to branch locations. These digital and online offerings include remote deposit and mobile banking applications that allow customers to deposit checks without the need for physical delivery to the Bank’s branches.

In addition, the Bank's operations center contains many environmentally friendly features, including solar panels, LED motion-activated lighting and an HVAC computer-controlled system.

Information about our Executive Officers

The following information regarding the Company’s executive officers is included in Part I of this report in lieu of being included in the Company’s definitive proxy materials to be filed in connection with the Company’s 2026 Annual Meeting of Shareholders.

John McDearman (56) – Mr. McDearman has served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank since January 2020. Mr. McDearman joined the Bank in November of 1998. He has held positions in branch administration and commercial lending. From November 2002 to January 2009, he held the position of Senior Vice President-Central Division of the Bank. From January 2009 to January 2018, he served as Executive Vice President of the Bank and from January 2018 to January 1, 2020, he served as President of the Bank. Prior to joining the Bank in 1998, he was Assistant Vice President, Banking Center Manager for NationsBank, Chattanooga, Tennessee, a position he held from 1994 to 1998. Mr. McDearman also serves on the Boards of Directors of the Company and the Bank, including as the Chairman of the Bank’s Board of Directors.

John Foster (53) – Mr. Foster joined the Bank in January 1998. He has held positions in branch administration and consumer lending. From August 2017 to July 2018, Mr. Foster served as Senior Vice President/Head of Consumer Lending for the Bank, after having served as a Senior Vice President of the Bank from January 2013 to August 2017. From July 2018 to April 2019, he served as Executive Vice President/Small Business & Consumer Lending for the Bank. From April 2019 to January 1, 2020, he served as the Bank’s Executive Vice President/Chief Consumer/Commercial Banking Officer. Currently, he serves as President of the Bank, a position he has held since January 1, 2020.

Kayla Hawkins (38) - On March 1, 2024, Kayla Hawkins was appointed the Chief Financial Officer of Wilson Bank Holding Company and the Bank, replacing Lisa Pominski in that role in advance of Ms. Pominski’s retirement from the Company and the Bank on March 31, 2024. Ms. Hawkins had been employed by the Bank as Executive Vice President, Reporting Manager since December 11, 2023. Prior to that she served as the senior vice president, reporting manager, vice president, reporting manager, and assistant vice president, reporting manager, from December 1, 2021 to December 11, 2023, from March 10, 2020 to November 30, 2021 and from May 1, 2018 to March 9, 2020, respectively. Before that she served as reporting manager officer and reporting manager from November 30, 2015 to April 30, 2018 and December 5, 2011 to November 29, 2015, respectively. Ms. Hawkins earned a BBA in Accounting and Master of Business Administration from Middle Tennessee State University and is a certified public accountant.

Prior to joining the Bank, she worked in public accounting where, among other duties, she was engaged in performing audits of financial institutions. Ms. Hawkins serves as the Company’s principal financial officer and principal accounting officer.

Clark Oakley (56) – Mr. Oakley joined the Bank in October of 1995. He has held positions in mortgage origination and branch administration. From 2008 to 2016 he held the position of Senior Vice President- Eastern Division of the Bank, and since January 1, 2017, he has served as Executive Vice President and Chief Operating Officer of the Bank. Prior to joining the Bank, Mr. Oakley was most recently employed at Union Planters Bank in Alexandria, Tennessee. His primary duties include overseeing the operations of the Company and the Bank.

Taylor Walker (42) – Mr. Walker has served as the Bank’s Chief Lending Officer since January 1, 2026. Prior to this he was employed by the Bank as Chief Credit Officer since January 1, 2023. Prior to this he was employed by the Bank as Executive Vice President – Head of Commercial Lending since April 2022. Prior to that he served as Senior Vice President – Head of Commercial Lending from January 2021 through March 2022. From January 2017 through December 2022, Mr. Walker served as the Bank’s Senior Vice President and North Region President. Before that he was a Vice President and Business Development Manager from January 2016 through December 2016 and a Vice President and Office Manager from August 2012 through December 2015.

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
●
Hedging strategies that the Company may implement from time-to-time may not be effective, including in the event that interest rates move in manner different from those anticipated at the time that a hedging strategy is implemented.
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
●
The Company has a concentration of deposit accounts with state and local municipalities.

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
●
Competition from financial institutions and other financial service providers, including non-depository institutions, may adversely affect the Company’s profitability.
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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans and investment securities and other interest-earning assets and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates or that affect the yield curve may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under the Company’s direct control. For example, changes in national monetary policy have played a significant role in the determination of interest rates and we expect this trend to continue during 2026. Additionally, competition, including competitor pricing, and the resulting negotiations that occur with the Company’s customers also impact the rates the Company collects on loans and the rates it pays on deposits as does its liquidity position and then-current loan demand and its orientation toward loan growth.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of its assets (as is currently the case with the Company’s investment securities portfolio) and its ability to realize gains from the sale of its assets, all of which could ultimately affect the Company’s results of operations and financial condition. A decline in the market value of the Company’s assets may limit the Company’s ability to borrow funds or otherwise create issues for the Company should its liquidity levels decline. As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, upon terms that are not favorable to the Company, in order to maintain its liquidity. If those sales are made at prices lower than the amortized costs of the investments, which is the case with a portion of the Company’s investment securities portfolio at this time, the Company will incur losses. Following changes in the general level of interest rates, the Company’s ability to maintain a positive net interest spread and to increase its net interest margin is dependent on its ability to increase (in a rising rate environment) or maintain or minimize the decline in (in a falling rate environment) its loan offering rates, minimize increases on its deposit rates in a rising rate environment or promptly reduce the rates it pays on deposits in a falling rate environment, and maintain an acceptable level and mix of funding. Although at times the Company has implemented strategies it believes will reduce the potential effects of changes in interest rates on its net interest income, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net income, net interest income and net interest margin, asset quality, loan origination volume, liquidity and overall profitability. The Company cannot assure you that it can minimize its interest rate risk.

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

Short-term interest rates began to decline from elevated levels during the second half of 2024, and continued to decline in 2025 and are expected to continue to decline in 2026. In an elevated rate environment, the Bank’s ability to maintain or increase the rates it charges on loans while limiting any further increase in, or potentially reducing, the rates it pays on deposits becomes critical to maintaining or expanding the Company’s net interest margin. Elevated levels of interest rates, like those experienced in recent years, can also have a negative impact on the Company's business by reducing the amount of money its clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates.

If short-term interest rates continue to fall in 2026, as expected, the Company’s ability to lower the rates it pays on deposits will be critical to the Company’s ability to maintain or slow any potential decline in its net interest margin, as the Company anticipates that loan pricing in a falling rate environment would be competitive, and existing loans that the Company has made may be refinanced at lower interest rates, particularly in the case of fixed rate loans with no prepayment penalties. The Company expects deposit rates to decrease in 2026; however, this may not happen if short-term interest rates remain unchanged or rise, or if competitive pressures in the Company's markets re-intensify. The Company may also be limited in its ability to lower, in a timely manner, the rates it pays on its time deposits with stated maturities, the balances of which increased during 2025.

The Company attempts to manage its risk from changes in market interest rates by adjusting the rates, maturities, repricing characteristics, and balances of the different types of its interest-earning assets and interest-bearing liabilities and by utilizing hedging strategies to reduce the impact of changes in rates. Interest-rate risk management techniques are not exact. From time to time, the Company has repositioned a portion of its investment securities portfolio in an effort to better position its balance sheet for potential changes in short-term rates. The Company employs the use of models and modeling techniques to quantify the levels of risks to net interest income, which inherently involve the use of assumptions, judgments, and estimates. While the Company strives to ensure the accuracy of its modeled interest rate risk profile, there are inherent limitations and imprecisions in this determination and actual results may differ.

Hedging strategies that may not be effective, including in the event that interest rates move in manners different from those anticipated at the time a hedging strategy is implemented.

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

Hedging creates certain risks for the Company, including the risk that the other party to the hedge transaction will fail to perform (known as counterparty risk, which is a type of credit risk), and the risk that the hedge will not fully protect the Company from loss as intended (known as hedge failure risk). Unexpected counterparty failure or hedge failure could have a significant adverse effect on the Company’s liquidity and earnings.

The performance of the Company’s investment securities portfolio is subject to fluctuation due to changes in interest rates and market conditions, including credit deterioration of the issuers of individual securities.

Changes in interest rates can negatively affect the performance of most of the Company’s investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in the Company’s portfolio, as was the case in recent years. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic, social and political conditions and issues, including trade disputes and global health pandemics, and other factors beyond the Company’s control. Fluctuations in interest rates can materially affect both the returns on and market value of the Company’s investment securities. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions.

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

The Company monitors the financial position of the various issuers of investment securities in its portfolio, including each of the state and local governments and other political subdivisions where it has exposure. To the extent the Company has securities in its portfolio from issuers who have experienced a deterioration of financial condition, or who may experience future deterioration of financial condition, the value of such securities may decline and could result in a write down through income, which could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

In addition, from time to time the Company may restructure portions of its investment securities portfolio as part of its asset liability management strategies or in response to liquidity needs, and it may incur losses, which may be material, in connection with any such restructuring. The Company currently has a significant amount of unrealized losses in its securities portfolio. These losses are largely the result of the rising interest rate environment the Company experienced in 2023 and 2024, and the continued elevated, though declining, interest rate environment in 2025. If the Company were to sell any of these securities before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, the Company would be required to recognize these losses and the recognition of those losses could materially and adversely affect the Company’s results of operations, capital and financial condition.

Credit and Lending Risks

The Company’s loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2025, approximately 93% of the Company’s loans held for investment were secured by real estate. Of this amount, approximately 40% were commercial and multi-family real estate loans, 38% were residential 1-4 family real estate loans and 1-4 family equity lines of credit and 22% were construction and development and farmland loans. In total these loans made up approximately 99% of the Company’s non-performing loans at December 31, 2025. Construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which the Company operates can vary from year to year, and with respect to construction, can vary between project funding and project completion. Asset values to which the Company underwrites loans can fluctuate from year to year and impact collateral values and the ability of its borrowers to repay their loans.

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

At December 31, 2025, the Company had significant credit exposures to borrowers in certain businesses, including new home builders and land subdividers. If the uneven economic conditions currently being experienced extend into 2026 or beyond, or worsen (including as a result of increased geopolitical tensions, terrorist activity around the world or increased international trade disputes and retaliatory tariffs), and negatively impact real estate conditions in the Company’s markets more than has been the case thus far, these industry or other concentrations could result in higher than normal deterioration in credit quality, past dues, loan charge-offs, provision expense and collateral value declines, all of which would negatively impact the Company’s financial condition and results of operations. Furthermore, any of the Company’s large credit exposures that deteriorate unexpectedly could cause the Company to have to make significant additional loan loss provisions, negatively impacting the Company’s financial condition and results of operations.

A substantial focus of the Company’s marketing and business strategy is to serve small businesses in its market areas. As a result, a relatively high percentage of the Company’s loan portfolio consists of commercial loans primarily to small businesses. Small businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, extreme weather events, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligation to the Company. If general economic conditions negatively impact the markets in which the Company operates and small businesses are adversely affected or the Company’s borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact the Company’s results of operations and financial condition

An inadequate allowance for credit losses would negatively impact the Company’s results of operations and financial condition.

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

An inability to maintain or raise funds in amounts necessary to meet the Company’s liquidity needs could have a substantial negative effect, individually or collectively, on the Company’s and the Bank’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, including its loan growth, or on terms attractive to it, could be impaired by factors that affect the Company specifically or the financial services industry in general. For example, factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity due to a market downturn or adverse regulatory action against it or the Bank, a reduction in any then-published credit rating, any damage to its reputation or any other decrease in depositor or investor confidence in the Company’s creditworthiness and business. The Company’s access to liquidity could also be impaired by factors that are not specific to it, such as a decrease in the money supply as a result of actions by the FRB, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage the Company’s liquidity effectively could affect its competitive position, increase its borrowing costs and the interest rates it pays on deposits, limit its access to the capital markets, require it to sell investment securities when they are in a loss position, cause its regulators to criticize its operations and have a material adverse effect on its financial condition or results of operations.

The Company’s ability to grow its loan portfolio is dependent on its ability to fund loan growth, which the Company primarily seeks to do through growth in deposits. Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors, including a loss of confidence in the Company by its customers. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic and geopolitical conditions, rising interest rates, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include advances from the FHLB Cincinnati, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, FRB borrowings, liquidating securities that the Company owns in its investment securities portfolio and/or accessing the equity or debt capital markets. The Company had no brokered deposits during 2025 as a result of its ability to grow lower cost core deposits; however, the Company may be required to increase its levels of brokered deposits, which may require the Company to pay higher rates of interest than the Company pays on deposits from customers if competition once again limits its ability to grow core deposits.

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

Federal and state bank regulators require the Company and the Bank to maintain adequate levels of capital to support operations. At December 31, 2025, the Company’s and the Bank’s regulatory capital ratios were at “well-capitalized” levels under regulatory guidelines. Growth in assets (either organically or as a result of acquisitions) at rates in excess of the rate at which the Bank’s capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce its capital ratios unless it continues to increase capital. Failure by the Company or the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank and the Company to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact the Company’s ability to pursue expansion opportunities, including through the opening of new branch locations.

The Company may need to raise additional capital (including through the issuance of common stock or Tier 2 capital instruments) in the future to provide the Company and the Bank with sufficient capital resources and liquidity to meet their commitments and business needs or in connection with growth or as a result of deterioration in asset quality. The Company’s and the Bank’s ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of their businesses or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank is required to obtain regulatory approval in order to pay dividends to the Company unless the amount of such dividends does not exceed its net income for that calendar year plus retained net income for the preceding two years. Any restriction on the ability of the Bank to pay dividends to the Company could impact the Company’s ability to continue to pay dividends on its common stock or its ability to pay interest on its any then outstanding indebtedness.

In addition, the Company receives additional capital from the issuance of common stock under its dividend reinvestment plan. Any unexpected termination or suspension of the Company’s dividend reinvestment plan, or the related payment of its historical cash dividend, could materially and adversely affect the Company’s capital levels.

The Company has a concentration of deposit accounts with state and local municipalities that is a material source of our funding, and the loss of these deposits or significant fluctuations in balances held by these public bodies could force us to fund our business through more expensive and less stable sources.

As of December 31, 2025, $656,331,000, or approximately 12.5%, of our total deposits consisted of deposit accounts of public bodies, such as state or local municipalities, or public funds. These types of deposits are often secured and typically fluctuate on a seasonal basis due to timing differences between tax collection and expenditures. Municipal deposits are also generally more sensitive to interest rates and may require competitive rates at placement and subsequent rollover dates, which may make it more difficult for the Bank to attract and retain public and municipal deposits. Withdrawals of deposits or significant fluctuation in a material portion of our largest public fund depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have an adverse effect on our business, financial condition and results of operations.

Operational and Market Risks

Negative developments in the U.S. and local economies in the Company’s markets may adversely impact the Company’s results in the future.

The Company’s financial performance is highly dependent on the business environment in the markets where it operates and in the U.S. as a whole. Unfavorable or uncertain economic, political and market conditions can be caused by declines in economic growth, business activity, investor or business confidence, consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, monetary policy, supply-chain disruptions, labor shortages (including as a result of deportations), terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2023 and into 2024. Heightened levels of inflation remained constant through 2025 and prices are currently expected to remain elevated for many goods and services in the near term. The Company and its customers experienced an uncertain and volatile economic environment during 2025 due to issues of national security, inflation, international trade disputes and retaliatory tariffs, increasing levels of unemployment, and the resulting pressure of these factors on monetary policy. The Company believes that it is possible it and its customers will continue to experience an uneven economic environment in 2026 for many of the same reasons. A worsening of business and economic conditions (including as a result of escalating geopolitical tensions around the world, including the ongoing conflicts in Ukraine and the Middle East, the potential conflict in Venezuela or increased terrorist activity in the United States), or persistent inflationary pressures combined with increasing levels of unemployment, and actions taken by the FRB in response thereto, intensifying trade disputes and tariffs, or supply chain disruptions, generally or specifically in the principal markets in which the Company conducts business could have adverse effects, including the following:

●
a decrease in deposit balances or the demand for loans and other products and services the Company offers;
●
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;
●
a decrease in the value of loans and other assets secured by real estate;
●
a decrease in net interest income from the Company’s lending and deposit gathering activities; and
●
an increase in competition from financial services companies.

There can be no assurance that economic conditions will improve in the near term or that conditions will not worsen. Such conditions could adversely affect the Company’s business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down several times, in some cases for prolonged periods, including during the Fall of 2025, and it is possible that the federal government may shut down again in the future. If another prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in the Company’s markets, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is geographically concentrated in Wilson County, Tennessee and its surrounding counties and changes in local economic conditions could impact its profitability.

The Company operates primarily in Wilson, DeKalb, Trousdale, Smith, Rutherford, Putnam, Davidson, Williamson, Sumner and Hamilton counties in Tennessee and certain of the surrounding counties and substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Company’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the area’s economic stability and strength of the housing market, and its profitability is impacted by the changes in general economic conditions in these markets. The Company cannot assure investors that economic conditions in its markets will not remain uneven during 2026 or thereafter, and continued volatile economic conditions in the Company’s markets could cause the Company to constrict its growth rate, affect the ability of its customers to repay their loans and negatively impact the Company’s financial condition and results of operations.

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

Since 2014, the Company has opened branch locations in Hamilton County, Putnam County, Rutherford County, Sumner County, Davidson County and Williamson County, and acquired an existing branch location in Putnam County, as it sought to expand its footprint beyond its historical markets. Expansion, whether by opening new branches (like the recently opened branch in Hamilton County) or acquiring existing branches (like the branch office the Company acquired in Putnam County) or whole banks, involves various risks, including:

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

The Company’s operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in its computer systems and networks. Although the Company takes protective measures and endeavors to modify these systems as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. The Company provides its customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. The Company’s network, and the systems of parties with whom it contracts or on which it relies, as well as those of its customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions, including through the compromise of the Bank's clients' email systems. The Company believes these types of efforts will continue to increase in frequency and in their level of sophistication. The Company has established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud (including check fraud), and continues to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to the Company’s risk management strategies, systems, and controls as they may exist, or develop in the future. The Company may not appropriately anticipate, monitor, or identify these risks. If the Company’s risk management framework proves ineffective in connection with any fraudulent activity, it could suffer unexpected losses, it may have to expend resources detecting and correcting the failure in its systems, and it may be subject to potential claims from third parties and government agencies. The Company may also suffer reputational damage. Any of these consequences could adversely affect the Company’s business, financial condition, or results of operations.

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

Competition from financial institutions and other financial service providers, including non-depository institutions, may adversely affect the Company’s profitability.

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

Some of the Company’s competitors, including credit unions, are not subject to certain regulatory constraints, such as the CRA, which requires the Company to, among other things, implement procedures to make and monitor loans throughout the communities it serves, and other fair lending requirements and reporting obligations involving the Company's home mortgage lending operations. Credit unions also have federal tax exemptions that may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions, like the Bank, that offer federally insured deposits, which affords them the advantage of operating with greater flexibility and lower cost structures. Other institutions may have other competitive advantages in particular markets or may be willing to accept lower profit margins on certain products. As a result, competition from non-depository institutions is intensifying.

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

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation, the pace of which increased in 2025 and is expected to continue in 2026. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as mobile payment and other automatic transfer and payment systems, and for banks that do not have a physical presence in the Company’s markets to compete for deposits. The absence of regulatory requirements may give non-bank financial companies a competitive advantage over the Company.

In addition, digital assets (including stablecoins and other cryptocurrencies) and blockchain technology continue to evolve and usage continues to increase, and the current Presidential administration has stated its support for the growth and use of digital assets and blockchain technology, including a more favorable regulatory approach to crypto assets. The Company may not be able to provide the same or similar products and services for legal or regulatory reasons, which may be exacerbated by rapidly evolving and conflicting regulatory requirements, as well as increased compliance and other risks. Widespread adoption of digital assets and blockchain technology could adversely affect the Company's ability to compete, including in connection with our competition for deposits, and, as a result, the Company's results of operations, financial condition and liquidity, including as a result of increased volatility in deposits and/or significant long-term reduction in deposits as a result of financial disintermediation.

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

The Company had approximately $69.3 million in general, hybrid and separate account BOLI contracts at December 31, 2025. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if the Company needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. The Company is also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by the Company at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. Investing in BOLI exposes the Company to liquidity, credit and interest rate risk, which could adversely affect the Company’s results of operations, financial condition and liquidity.

The Company’s business reputation and relationships are important and any damage to them could have a material adverse effect on its business.

The Company’s reputation is very important in sustaining its business and it relies on its relationships with its current, former and potential clients and shareholders and other actors in the industries and communities that it serves. Any damage to the Company’s reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting the Company’s financial reporting or compliance with SEC requirements, negative publicity (including through content on social media platforms), cybersecurity incidents, the way in which the Company conducts its business, including the actions of its employees or otherwise could strain its existing relationships and make it difficult for the Company to develop new relationships. Any such damage to the Company’s reputation and relationships could in turn lead to a material adverse effect on its business.

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

The Company’s operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, and floods often occur. These, and other, such natural disasters could significantly impact the local population and economies and the Company’s business, and could pose physical risks to its properties. Although the Company maintains insurance coverages for such events, a significant natural disaster in or near one or more of the Company’s markets could have a material adverse effect on its financial condition, results of operations or liquidity.

In addition to natural disasters, the impact of extreme weather events such as droughts, floods, wildfires and hurricanes could negatively impact the Company’s operations including its ability to provide financial products and services to its customers. A changing climate also has the potential to negatively affect the collateral the Company takes to secure loans that it makes, the valuations of home prices or commercial real estate or the Company’s customers’ (particularly those that are engaged in industries that could be negatively affected by a shift to a low-carbon economy) ability and/or willingness to pay fees, repay outstanding loans or afford new products. The impact of natural disasters occurring in our market areas, including those that may be a result of a changing climate could also cause insurability risk and/or increased insurance costs for the Company or its customers.

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

During periods of market disruption, including periods of significantly high volatility in interest rate markets or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of assets as reported within the Company’s consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on results of operations or financial condition.

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

While the current Presidential administration has to date been mainly focused on easing or rolling back previously adopted regulations and restrictions (including the previously adopted changes to the CRA rules), federal bank regulators continue to closely scrutinize financial institutions, and additional restrictions may be proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, laws and regulations regarding fair lending and investments in communities, and capital requirements, among others, can result in significant increases in the Company’s expenses and/or charge-offs, which may adversely affect its results of operations and financial condition. Changes in state or federal tax laws or regulations can have a similar impact. State and municipal governments, including the State of Tennessee, could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on the Company’s results of operations. Furthermore, financial institution regulatory agencies may continue to be aggressive in responding to concerns and trends identified in examinations, including in the case of service charges banks impose on customers related to overdrafts and instances in which customers’ accounts do not have sufficient funds to cover items that are presented. Elevated regulatory scrutiny of our industry could include the issuance of additional formal or informal enforcement or supervisory actions and the imposition of monetary penalties, and whether formal or informal, could result in the Company’s or the Bank’s agreeing to limitations or monetary penalties or to take actions that limit its operational flexibility, restrict its growth, increase its operating expenses, lower the Company’s non-interest income or increase its capital or liquidity levels, any of which could materially and adversely affect the Company’s results of operations and financial condition. Failure to comply with any formal or informal regulatory actions or restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of legislation (or interpretation of existing legislation) in response to those developments could negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans or by requiring it to hold more elevated levels of capital or deduct from its regulatory capital unrealized losses in its securities portfolio, and adversely impact its financial performance. In addition, industry, legislative or regulatory developments may cause the Company to materially change its existing strategic direction, business policies, capital strategies, compensation or operating plans.

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

The prior Presidential administration implemented a regulatory reform agenda that included an increased level of attention and focus on consumer protection, deposit fees, fair lending and investments in communities, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change or that operate in industries that would not be favored in a low-carbon economy and heightened scrutiny of BSA and AML requirements among other areas. While the current Presidential administration is currently less focused on the areas targeted by the prior administration, and is more focused on easing or rolling back changes implemented by the prior administration, the effects of such implemented changes, if not rolled back, are likely to increase the Company’s compliance costs, negatively impacting its profitability.

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

●
brokered deposits;
●
the FRB discount window;
●
advances from the FHLB Cincinnati;
●
capital markets transactions; and
●
development of new financial services

Failure to meet regulatory capital standards may also result in higher FDIC assessments. If the Bank falls below guidelines for being deemed “adequately capitalized” the FDIC or FRB could impose restrictions on the Company’s activities and a broad range of regulatory requirements in order to effect “prompt corrective action.” The capital requirements applicable to the Company and the Bank are in a process of continuous evaluation and revision in connection with actions of the Basel Committee and the Company’s and the Bank’s regulators. In July 2023, federal banking regulators issued a joint agency proposal that sought to implement the final components of the Basel III Endgame as well as make changes aimed at addressing the underlying causes of the turmoil in the banking industry that was experienced in the first half of 2023 with the failure of certain larger financial institutions. The proposal sought to revise the capital framework for banks with total assets of $100 billion or more in four main areas of credit risk, market risk, operational risk and credit valuation adjustment risk. The proposal also would have required banks with total assets of $100 billion or more to include unrealized gains and losses from certain securities in their capital ratios, to comply with supplementary leverage ratio requirements and to comply with countercyclical capital buffer requirements, if activated. Even though because of their size, these rules would not directly apply to the Company or the Bank, regulators may have sought to impose elements of the changes on the Company or the Bank through the regulatory oversight process. The comment period for these proposed changes ended in the first quarter of 2024 and the proposed rule changes have not yet been finalized, and the Company continues to monitor developments in this area. Even if Basel III Endgame is adopted with increased asset tests for applicability, certain of the more stringent requirements could still be imposed on the Company or the Bank through the ongoing regulatory oversight process, which could adversely impact the Company’s profitability or, if it fails to satisfy any such requirements, its financial condition and results of operations.

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

The Company’s common stock is not traded through an organized exchange, but rather is primarily traded in individually-arranged transactions between buyers and sellers. As a result, shares of the Company's common stock have less liquidity than shares traded through an organized exchange. Therefore, recent prices at which the stock has traded may not necessarily reflect the actual value of the Company’s common stock. A shareholder’s ability to sell shares of Company common stock in a timely manner, or in desired amounts, may be substantially limited by the lack of a trading market for the Company's common stock.

The Company’s ability to declare and pay dividends is limited.

While the Company has historically paid cash dividends on its common stock, there can be no assurance of whether or when it may pay dividends on its common stock in the future. Future dividends, if any, will be declared and paid at the discretion of the Company’s board of directors and will depend on a number of factors, including the Company’s and the Bank’s capital levels. The Company’s principal source of funds used to pay cash dividends on its common stock will be dividends that it receives from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before the Company declares or pays any future dividends on its common stock, the Company’s board of directors will also consider its liquidity and capital requirements and its board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

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

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stock. As a result, if you acquire the Company’s common stock, you could lose some or all of your investment.

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

The Company’s board of directors delegates authority to the Risk Oversight Committee to assist the board in carrying out its duties of risk oversight, including with respect to cybersecurity risk. The Risk Oversight Committee provides primary oversight of the Company’s enterprise-wide risk posture and the processes established to identify, measure, and monitor the Company’s risk level, including in regards to cybersecurity risk. This oversight includes reviewing and approving the Company’s risk appetite, including with respect to cybersecurity risk, risk related policies, and reviewing quarterly reporting from management on monitoring of performance of the Company against its risk appetite, including in regards to cybersecurity risk. The Risk Oversight Committee is responsible for the oversight, implementation, and maintenance of the Information Security Policy and Program and the Company's board of directors has delegated to it specific responsibility for the implementation of the program and reviewing management reports in this area. Quarterly reports are provided to the Company’s board of directors that describe the overall status of the Information Security Policy and Program, including, but not limited to:

•
Decisions about risk management and control;
•
Results of testing, including regular external and internal penetration testing;
•
Security breaches or violations and management’s responses; and
•
Recommendations for changes to the Information Security Policy and Program.

The Company’s Enterprise Risk Management Committee, which is a management committee consisting of certain employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Lending Officer, Chief Credit Officer, Chief Administrative Officer, Chief Information Officer, and Chief Risk Officer, oversees implementation and monitoring of the Information Security Policy and Program. Testing of the Information Security Policy and Program is accomplished through the use of a comprehensive Information Systems Audit that is performed, at a minimum, on an annual basis by third-party expert consulting firms, the results of which are reviewed with the Risk Oversight Committee and Audit Committee. The Company also conducts an internal and external penetration test, at a minimum, on an annual basis by outside expert consulting firms. In addition, in accordance with the Information Security Policy and Program, the Company’s Enterprise Risk Management Committee assesses information security risks on at least an annual basis, or more often in response to changes in products or services that are offered, technological changes, changes in the threat landscape facing the Company, including as a result of cybersecurity incidents affecting financial institutions or their vendors generally or any change that may materially affect the Company’s risk environment.

The ISO has over 16 years of experience in cybersecurity, and such expertise is primarily related to cybersecurity assurance, compliance, digital forensics, investigations, process design and collegiate instruction. The ISO also holds various certifications in areas relevant to cybersecurity risk monitoring, including, a master's degree in IT security, a bachelor's degree in criminal justice with a minor in business administration, and certifications in IT, cell phone, and mobile device forensics. The ISO, working together with the Company’s Chief Information Officer and Chief Risk Officer, handles the development and implementation of the Information Security Policy and Program and, together with the Company’s information technology staff and third-party vendors and other outside resources, the ISO monitors the Company’s information technology systems for threats and implements changes to those systems in an effort to protect the systems from attack. The ISO also coordinates the risk assessment process, facilitates annual employee training, and prepares an annual report to the Company’s board of directors that contains a summary of any cybersecurity incidents occurring during the report year, and an analysis of the results of the Information Systems Audit and the Company’s performance against the Information Security Policy and Program. The ISO reports directly to the Bank’s Chief Risk Officer, independent of the Company’s technology department, and the responsibilities of this role are in conjunction with security, fraud and other special projects concerning risk and operational issues identified. The Bank’s Chief Risk Officer reports directly to the Chief Executive Officer.

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

Item 2. Properties

The Company’s main office is owned by the Company and consists of approximately four acres at 623 West Main Street, Lebanon, Tennessee and is approximately 35,000 square feet. The Bank's 67,000 square foot operations center is located at 105 North Castle Heights Avenue, Lebanon, Tennessee, which is adjacent to the 623 West Main Street Office. In addition thereto, the Bank operates thirty-one branches located in the following counties of Tennessee: Wilson County, Trousdale County, Davidson County, Hamilton County, Rutherford County, DeKalb County, Smith County, Sumner County, Putnam County and Williamson County, of which 25 were owned and 6 were leased. In addition, the Bank operates one loan production office located in Williamson County in Tennessee. The Bank also leases space at four locations within Wilson County, DeKalb County, Putnam County, and Rutherford County where it maintains and operates automated teller machines. For additional information regarding the Bank's facilities see Item: Business-General.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Holding Company & Stock Information

Wilson Bank Holding Company Directors

The Company's and the Bank's board of directors consist of the following members: Michael G. Maynard, Chairman; James F. Comer; James Anthony Patton; J. Randall Clemons; Jack W. Bell; William P. Jordan; John C. McDearman III; Clinton M. Swain; H. Elmer Richerson and Lisa T. Pominski.

Common Stock Market Information

The common stock of Wilson Bank Holding Company is not traded on an exchange nor is there a known active trading market. The number of shareholders of record at February 25, 2026 was 5,073. Based solely on information made available to the Company from limited numbers of buyers and sellers, the Company believes that the following table sets forth the quarterly range of sale prices for the Company’s common stock during the years 2024 and 2025 for transactions that were settled on the Company's stock record.

On January 1, 2024, a $.75 per share cash dividend was declared and on July 1, 2024, a $1.00 per share cash dividend was declared and thereafter paid to shareholders of record as of those dates. On January 1, 2025, a $1.00 per share cash dividend was declared and on July 1, 2025, a $1.25 per share cash dividend was declared and paid to shareholders of record on those dates. Future dividends will be dependent upon the Company’s profitability, its capital needs, overall financial condition and economic and regulatory considerations.

Stock Prices

2024	High		Low
First Quarter	$72.25		$71.50
Second Quarter	$75.00	[1]	$72.25
Third Quarter	$74.10		$73.10
Fourth Quarter	$75.10		$73.10	[2]

2025	High	Low
First Quarter	$76.30	$75.10
Second Quarter	$77.60	$76.30
Third Quarter	$79.00	$77.60
Fourth Quarter	$80.45	$79.00

1. Represents one transaction of 23 shares during the second quarter of 2024 of which the Company is aware where the sale price was at least $1.90 higher than any other completed trade during the quarter. The volume weighted average stock price during the second quarter of 2024 was $72.29.

2. Represents one transaction of 20 shares during the fourth quarter of 2024 of which the Company is aware where the sale price was at least $1.00 lower than any other completed trade during the quarter. The volume weighted average stock price during the fourth quarter of 2024 was $74.41.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025. On January 27, 2025, the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2025. This authorization remains in effect through March 31, 2026. On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commences upon expiration of the current program, which expires on March 31, 2026. This authorization remains in effect through March 31, 2027. Share repurchases under the authorized programs may be made from time to time in privately negotiated transactions, at the discretion of the management of the Company. The approved share repurchase programs do not obligate the Company to repurchase any dollar amount or number of shares, and the programs may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of this filing, the Company has repurchased 350 shares of the Company's common stock at an average price of $80.45 under the current repurchase program.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter ended December 31, 2025, one trade was reported on the over-the-counter market at $400 per share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $80.45 per share.

Item 6. Reserved

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2025 and 2024 and our results of operations for each of the years in the three-year period ended December 31, 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein, as well as the information included in Part I Item 1A "Risk Factors" and under the caption "Forward-Looking Statements" below.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in this annual report for the year ended December 31, 2025 and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas, including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions (including the ongoing conflicts in Ukraine and the Middle East, the potential conflict in Venezuela or increased terrorist activities around the world), inflationary pressures, international trade disputes and retaliatory tariffs, increased unemployment, supply chain disruptions and monetary policy on our customers and on their businesses, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (vi) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration's loan program, (vii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (viii) the ability to grow and retain low-cost core deposits, (ix) significant downturns in the business of one or more large customers, (x) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xi) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xii) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (xiii) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xiv) inadequate allowance for credit losses, (xv) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvi) results of regulatory examinations, (xvii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xviii) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xix) loss of key personnel, and (xx) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

General

The Company is a registered bank holding company that owns 100% of the common stock of Wilson Bank and Trust (“Wilson Bank” or “the Bank”), a Tennessee state-chartered bank headquartered in Lebanon, Tennessee. The Company was formed in 1992. Wilson Bank commenced operations in 1987.

Wilson Bank is a community bank headquartered in Lebanon, Tennessee, principally serving Wilson County, DeKalb County, Smith County, Trousdale County, Rutherford County, Davidson County, Putnam County, Sumner County, Hamilton County, and Williamson County, Tennessee as its primary market areas. The markets served by the Bank are largely within the Nashville-Davidson-Murfreesboro-Franklin, Tennessee metropolitan statistical area. At December 31, 2025, Wilson Bank had thirty-three office locations in Wilson, Davidson, DeKalb, Smith, Sumner, Rutherford, Putnam, Trousdale, Hamilton, and Williamson counties in Tennessee. Management believes that these counties offer an environment for continued growth, and the Company’s target market is local consumers, professionals and small businesses. Wilson Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit and loans for consumer, commercial and real estate purposes. The Company also offers an investment center which offers a full line of investment services to its customers.

The Bank was previously invested in Encompass, a joint venture of which the Bank owned 51% of the outstanding membership interests. Effective June 1, 2025, the Bank sold its 51% membership interest in Encompass to Encompass Home Lending Investors, LLC, which owned 49% of the outstanding membership interests in Encompass prior to the sale. Encompass offered residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers. The results of Encompass, which commenced operations on June 1, 2022, through June 1, 2025 are consolidated in the Company's financial statements included elsewhere in this Annual Report on Form 10-K.

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

Selected Financial Data

Set forth below is certain selected financial data related to the Company's operations as of and for the twelve months ended December 31, 2025, 2024, 2023, 2022 and 2021.

	In Thousands, Except Per Share Information
	As Of December 31,
	2025	2024	2023	2022	2021
CONSOLIDATED BALANCE SHEETS:
Total assets end of year	$5,878,956	5,358,659	4,846,476	4,285,650	3,989,596
Loans, net	$4,296,095	4,042,392	3,550,675	3,113,796	2,444,282
Securities	$966,504	827,893	811,081	822,812	897,585
Deposits	$5,244,256	4,830,034	4,367,106	3,892,705	3,555,071
Shareholders’ equity	$581,685	479,703	429,405	360,452	413,717

	Years Ended December 31,
	2025	2024	2023	2022	2021
CONSOLIDATED STATEMENTS OF EARNINGS:
Interest income	$326,187	284,116	222,583	157,540	129,841
Interest expense	130,611	126,809	83,679	16,133	11,636
Net interest income	195,576	157,307	138,904	141,407	118,205
Provision for credit losses - loans	7,145	5,192	6,300	8,656	1,143
Provision for credit losses - off-balance sheet exposures	(215)	(592)	(2,989)	(1,014)	262
Net interest income after provision for credit losses	188,646	152,707	135,593	133,765	116,800
Non-interest income	31,270	28,954	28,289	27,281	32,850
Non-interest expense	122,839	108,421	100,951	92,970	85,492
Earnings before income taxes	97,077	73,240	62,931	68,076	64,158
Income taxes	21,353	16,576	13,939	15,056	14,732
Net earnings	75,724	56,664	48,992	53,020	49,426
Net loss (gain) attributable to noncontrolling interest	(25)	(134)	(54)	22	—
Net earnings attributable to Wilson Bank Holding Company	$75,699	56,530	48,938	53,042	49,426
Cash dividends declared	$26,929	20,552	17,303	20,880	14,909
PER SHARE DATA:
Basic earnings per common share	$6.28	4.79	4.21	4.66	4.44
Diluted earnings per common share	$6.26	4.78	4.20	4.65	4.43
Cash dividends per common share	$2.25	1.75	1.50	1.85	1.35
Book value	$47.89	40.39	36.74	31.42	36.93
RATIOS:
Return on average shareholders’ equity	14.17%	12.41	12.47	14.36	12.45
Return on average assets	1.34%	1.12	1.08	1.29	1.35
Total capital to assets	9.89%	8.95	8.86	8.41	10.37
Dividends declared per common share as a percentage of basic earnings per common share	35.83%	36.53	35.63	39.70	30.41

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

2025, 2024 and 2023 (for the per share data and performance ratios) and as of December 31, 2025 and 2024 (for the consolidated balance sheet ratios):

	2025	2024	2023
PER SHARE DATA:
Basic earnings per common share	$6.28	$4.79	$4.21
Diluted earnings per common share	$6.26	$4.78	$4.20
Cash dividends per common share	$2.25	$1.75	$1.50
Dividends declared per common share as a percentage of basic earnings per common share	35.83%	36.53%	35.63%

	2025	2024	2023
PERFORMANCE RATIOS:
Return on average shareholders' equity (1)	14.17%	12.41%	12.47%
Return on average assets (2)	1.34%	1.12%	1.08%
Efficiency ratio (3)	54.15%	58.21%	60.38%

(1)
Return on average shareholders' equity is the result of net income divided by average shareholders' equity.
(2)
Return on average assets is the result of net income divided by average assets.
(3)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	December 31, 2025	December 31, 2024
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.89%	8.95%
Equity to assets ratio (Average equity divided by average total assets)	9.46%	9.00%
Tier 1 capital to average assets	10.62%	10.38%
Non-performing asset ratio	0.49%	0.10%
Book value per common share	$47.89	$40.39

Results of Operations

Net earnings for the year ended December 31, 2025 were $75,699,000, an increase of $19,169,000, or 33.91%, compared to net earnings of $56,530,000 for the year ended December 31, 2024. Our 2024 net earnings were 15.51%, or $7,592,000, higher than our net earnings of $48,938,000 for 2023. Basic earnings per share were $6.28 in 2025, compared with $4.79 in 2024 and $4.21 in 2023. Diluted earnings per share were $6.26 in 2025, compared to $4.78 in 2024 and $4.20 in 2023. The increase in net earnings and diluted and basic earnings per share during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to an increase in net interest income before provision for credit losses and an increase in non-interest income partially offset by an increase in non-interest expense and an increase in provision for credit losses. The increase in net interest income was due to an increase in average interest earning asset balances, an increase in the yield earned on interest earning assets, and a decrease in cost of funds, partially offset by an increase in average interest bearing deposit balances. Net interest margin for the year ended December 31, 2025 was 3.69%, compared to 3.30% for the years ended December 31, 2024 and December 31, 2023. Net interest spread for the year ended December 31, 2025 was 3.29%, compared to 2.88% and 2.97% for the years ended December 31, 2024 and December 31, 2023, respectively. See below for further discussion regarding variances related to net interest income, provision for credit losses, non-interest income, non-interest expense and income taxes.

The increase in net earnings for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to an increase in net interest income before provision for credit losses and an increase in non-interest income partially offset by an increase in non-interest expense and an increase in provision for credit losses.

The increase in Return on Average Assets (ROA) for the year ended December 31, 2025 when compared to December 31, 2024 as set forth in the table above was primarily attributable to an increase in net interest income and an increase in noninterest income, partially off-set by increases in salaries and employee benefits, data processing expense, an increase in provision for credit losses, and an increase in average assets.

The increase in ROA for the year ended December 31, 2024 when compared to December 31, 2023 as set forth in the table above was primarily attributable to an increase in net interest income and an increase in brokerage income, partially offset by increases in salaries and employee benefits, data processing costs, an increase in the loss on sale of securities, an increase in provision for credit losses, and an increase in average assets.

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the Bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At December 31, 2025, the balance of the core deposit intangible was $395,000. The acquisition did not qualify as significant under the SEC's regulations.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee in a leased location. The costs associated with the expansion, including lease expenses were not significant.

Net Interest Income

The schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and net interest expense and the change in interest income and interest expense attributable to changes in volume and changes in rates.

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. An analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 21% for 2025, 2024 and 2023.

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

Non-accrual loans have been included in the loan category.

	Dollars In Thousands
	2025			2024			2025/2024 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Loans, net of unearned interest (1)	$4,263,458	6.75%	287,805	$3,797,527	6.59%	250,273	$31,330	6,202	37,532
State income tax credits (2)	—	0.11	4,553	—	0.07	2,720	445	1,388	1,833
Total loans, net of unearned interest	4,263,458	6.86	292,358	3,797,527	6.66	252,993	$31,775	7,590	39,365
Investment securities—taxable	832,860	3.02	25,138	780,122	2.76	21,569	1,515	2,054	3,569
Investment securities—tax exempt	39,072	2.79	1,089	56,664	2.63	1,488	(485)	86	(399)
Taxable equivalent adjustment (3)	—	0.74	289	—	0.70	396	(129)	22	(107)
Total tax-exempt investment securities	39,072	3.53	1,378	56,664	3.33	1,884	(614)	108	(506)
Total investment securities	871,932	3.04	26,516	836,786	2.80	23,453	901	2,162	3,063
Loans held for sale	4,237	3.75	159	3,000	6.30	189	62	(92)	(30)
Federal funds sold	9,814	4.20	412	9,686	5.30	513	7	(108)	(101)
Interest bearing deposits	281,544	3.99	11,234	203,372	4.80	9,753	3,311	(1,830)	1,481
Restricted equity securities	4,172	8.39	350	3,739	8.85	331	37	(18)	19
Total earning assets	5,435,157	6.09	331,029	4,854,110	5.92	287,232	36,093	7,704	43,797	15.25%
Cash and due from banks	27,658			25,789
Allowance for credit losses - loans	(52,334)			(45,523)
Bank premises and equipment	62,246			62,044
Other assets	174,790			163,947
Total assets	$5,647,517			$5,060,367

	Dollars In Thousands
	2025			2024			2025/2024 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Deposits:
Negotiable order of withdrawal accounts	$947,577	0.80%	7,553	$927,902	0.86%	8,014	$167	(628)	(461)
Money market demand accounts	1,446,342	2.57	37,161	1,237,236	2.79	34,529	5,521	(2,889)	2,632
Time deposits	1,853,790	4.18	77,433	1,671,006	4.70	78,491	8,113	(9,171)	(1,058)
Other savings deposits	415,390	2.00	8,309	329,283	1.73	5,709	1,637	963	2,600
Total interest-bearing deposits	4,663,099	2.80	130,456	4,165,427	3.04	126,743	15,438	(11,725)	3,713
Federal Home Loan Bank advances	3	—	—	—	—	—	—	—	—
Fed funds purchased	10	8.81	1	13	6.29	1	—	—	—
Finance leases	4,028	3.82	154	2,236	2.91	65	64	25	89
Total interest-bearing liabilities	4,667,140	2.80	130,611	4,167,676	3.04	126,809	15,502	(11,700)	3,802	3.00%
Demand deposits	399,735			391,942
Other liabilities	46,433			45,283
Shareholders’ equity	534,209			455,466
Total liabilities and shareholders’ equity	$5,647,517			$5,060,367
Net interest income			$200,418			$160,423	$20,591	$19,404	$39,995	24.93%
Net interest margin (4)		3.69%			3.30%
Net interest spread (5)		3.29%			2.88%

(1)
Loan fees of $17.0 million are included in interest income in 2025. Loan fees of $15.2 million are included in interest income in 2024.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustments have been computed using a 21% Federal tax rate.
(4)
Net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Dollars In Thousands
	2024			2023			2024/2023 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Loans, net of unearned interest (1)	$3,797,527	6.59%	250,273	$3,398,070	5.85%	198,739	$24,788	26,746	51,534
State income tax credits (2)	—	0.07	2,720	—	0.08	2,677	318	(275)	43
Total loans, net of unearned interest	3,797,527	6.66	252,993	3,398,070	5.93	201,416	25,106	26,471	51,577
Investment securities—taxable	780,122	2.76	21,569	731,172	2.41	17,597	1,232	2,740	3,972
Investment securities—tax exempt	56,664	2.63	1,488	66,600	2.36	1,574	(250)	164	(86)
Taxable equivalent adjustment (3)	—	0.70	396	—	0.63	418	(66)	44	(22)
Total tax-exempt investment securities	56,664	3.33	1,884	66,600	2.99	1,992	(316)	208	(108)
Total investment securities	836,786	2.80	23,453	797,772	2.46	19,589	916	2,948	3,864
Loans held for sale	3,000	6.30	189	4,637	5.26	244	(97)	42	(55)
Federal funds sold	9,686	5.30	513	8,157	5.16	421	81	11	92
Interest bearing deposits	203,372	4.80	9,753	92,655	3.99	3,697	5,181	875	6,056
Restricted equity securities	3,739	8.85	331	3,551	8.76	311	17	3	20
Total earning assets	4,854,110	5.92	287,232	4,304,842	5.24	225,678	31,204	30,350	61,554	27.28%
Cash and due from banks	25,789			25,066
Allowance for credit losses - loans	(45,523)			(42,214)
Bank premises and equipment	62,044			62,013
Other assets	163,947			167,990
Total assets	$5,060,367			$4,517,697

	Dollars In Thousands
	2024			2023			2024/2023 Change
	Average	Rates/	Income/	Average	Rates/	Income/	Due to	Due to		Percent
	Balance	Yields	Expense	Balance	Yields	Expense	Volume	Rate	Total	Change
Deposits:
Negotiable order of withdrawal accounts	$927,902	0.86%	8,014	$976,154	0.60%	5,847	$(302)	2,469	2,167
Money market demand accounts	1,237,236	2.79	34,529	1,123,482	2.03	22,769	2,489	9,271	11,760
Time deposits	1,671,006	4.70	78,491	1,264,602	3.98	50,341	18,045	10,105	28,150
Other savings deposits	329,283	1.73	5,709	322,458	1.43	4,625	100	984	1,084
Total interest-bearing deposits	4,165,427	3.04	126,743	3,686,696	2.27	83,582	20,332	22,829	43,161
Federal Home Loan Bank advances	—	—	—	63	3.05	2	(1)	(1)	(2)
Fed funds purchased	13	6.29	1	541	4.48	24	(30)	7	(23)
Finance leases	2,236	2.91	65	2,266	3.14	71	(1)	(5)	(6)
Total interest-bearing liabilities	4,167,676	3.04	126,809	3,689,566	2.27	83,679	20,300	22,830	43,130	51.54%
Demand deposits	391,942			399,683
Other liabilities	45,283			35,982
Shareholders’ equity	455,466			392,466
Total liabilities and shareholders’ equity	$5,060,367			$4,517,697
Net interest income			$160,423			$141,999	$10,904	$7,520	$18,424	12.97%
Net interest margin (4)		3.30%			3.30%
Net interest spread (5)		2.88%			2.97%

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
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the years ended December 31, 2025, 2024 and 2023 were as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	Interest Income	Average Yield	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	270,799	6.35%	235,056	6.19%	186,754	5.50%
Origination and other fee income	17,006	0.40%	15,217	0.40%	11,985	0.35%
Loan tax credits and tax-exempt loan interest	4,553	0.11%	2,720	0.07%	2,677	0.08%
Total	$292,358	6.86%	$252,993	6.66%	$201,416	5.93%

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Total interest income in 2025 was $326,187,000, up 14.81% when compared with $284,116,000 in 2024, which was up 27.64% when compared to $222,583,000 in 2023, in each case excluding tax exempt adjustments relating to tax exempt securities and loans. The increase in total interest income in 2025 when compared to 2024 was primarily attributable to an increase in interest earned on loans, an increase in interest and dividends earned on securities, and an increase in interest earned on interest bearing deposits. The increase in interest earned on loans resulted from an overall increase in average loan balances and an increase in the average yield earned on loans. While market rates declined overall in 2025, the Bank experienced upward rate yields within the portfolio as existing loan volume originated in prior years repriced to current market rates, and new loans were originated at higher contractual interest rates. The net effect resulted in a higher average yield on loans. Approximately 84% of the loans in our loan portfolio are variable rate loans, primarily indexed to the Federal Reserve prime rate. Fees earned on loans totaled $17,006,000, $15,217,000 and $11,985,000 for the years ended 2025, 2024 and 2023, respectively. The increase in fees earned on loans for the year ended 2025 when compared to the year ended 2024 was attributable to an increase in prepayment fees. The total amount of state income tax credits and tax-exempt loan interest included in our loan yields were $4,553,000, $2,720,000 and $2,677,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The increase in interest and dividends earned on securities in 2025 when compared to 2024 resulted from higher yields earned on the securities purchased throughout 2024 and 2025 as management invested liquid funds into the securities portfolio, as well as management's decision to restructure a portion of the securities portfolio in 2024 and 2025, and invest the proceeds in higher yielding securities. The increase in interest earned on interest bearing deposits was primarily a result of higher deposit balances, partially offset by a decrease in rates earned on these deposits as a result of the Federal Reserve lowering rates.

The ratio of average earning assets to total average assets was 96.2%, 95.9% and 95.3% for each of the years ended December 31, 2025, 2024 and 2023, respectively. Average earning assets increased $581,047,000 from $4,854,110,000 at December 31, 2024 to $5,435,157,000 at December 31, 2025. For the year ended December 31, 2023, average earning assets were $4,304,842,000. The average rate earned on earning assets for 2025 was 6.09%, compared with 5.92% in 2024 and 5.24% in 2023. The increase in average earning assets was largely due to an increase in the average balance of loans due to loan growth, an increase in the average balance of interest bearing deposits and an increase in the average balance of securities. The increase in the average rate earned on earning assets is primarily due to an increase in the average yield earned on loans as new loans were originated at higher contractual interest rates and a portion of the Bank's variable loan portfolio repriced to current market rates as mentioned previously, and the increase in yield earned on securities as a result of the Bank investing in higher yielding securities, offset by a decrease in yield on interest-bearing deposits with other depository institutions.

Total interest expense for 2025 was $130,611,000, an increase of $3,802,000, or 3.00%, compared to total interest expense of $126,809,000 in 2024. For 2023, total interest expense totaled $83,679,000. Average interest-bearing deposits increased to $4,663,099,000 for 2025 compared to $4,165,427,000 for 2024. The average rate paid on interest-bearing deposits was 2.80% for 2025 compared to 3.04% for 2024. The increase in total interest expense in 2025 resulted from an increase in the volume of average interest bearing deposits offset in part by a reduction in the average interest rate paid on deposits. We have generally been able to lower the rates we pay on deposits as the Federal Reserve has lowered short-term interest rates; however, if competitive pressures increase, if the Federal Reserve doesn't cut the federal funds rate any further or if loan growth outpaces deposit growth, we may have to once again raise the rates we pay on deposits which would negatively impact our net interest margin. Even if rates remain at current levels or the Federal Reserve continues to cut rates, we expect interest expense to continue to increase due to an increase in overall deposit balances.

Net interest income for 2025 totaled $195,576,000 as compared to $157,307,000 and $138,904,000 in 2024 and 2023, respectively. The net interest spread, defined as the effective yield on earning assets less the effective cost of deposits and borrowed funds (calculated on a fully taxable equivalent basis), increased to 3.29% in 2025 from 2.88% in 2024. The net interest spread was 2.97% in 2023. Net interest margin increased to 3.69% in 2025 from 3.30% in 2024. The net interest margin was 3.30% in 2023. Net interest margin in 2025 increased as a result of the increase in average interest earning assets, an increase in the yield earned on loans and securities, higher deposit balances with depository institutions and a decrease in cost of funds, partially offset by an increase in interest-bearing deposits and a decrease in yield on interest-bearing deposits with other depository institutions.

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

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate decreased by 175 basis points between September 18, 2024 and December 31, 2025, as the Federal Reserve cut the target rate for the federal funds rate by 175 basis points during that time. The Company believes that short-term interest rates could decrease further in 2026, and in such a rate environment, expansion of the Company's net interest margin will be dependent upon, in part, whether the Company can lower deposit rates quicker than the rates it earns on loans and other interest earning assets reprice. However, if short-term interest rates decline further the Company's net interest margin and earnings could be negatively impacted if the yields on loans and other interest-earning assets decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits, particularly given that 84% of the loans in our loan portfolio are variable rate loans.

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

The provision for credit losses-loans in 2025, 2024 and 2023 was $7,145,000, $5,192,000 and $6,300,000, respectively. The benefit for the allowance for credit losses on off-balance sheet exposures in 2025, 2024 and 2023 was $215,000, $592,000 and $2,989,000, respectively.

The increase in the provision for credit losses-loans for the year ended December 31, 2025 when compared to the year ended December 31, 2024 was primarily attributable to loan growth, though a deterioration in both the macroeconomic forecast in our CECL modeling and credit quality of the loan portfolio also contributed to the increase. The decrease in the provision for credit losses-loans for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily attributable to an improvement in the macroeconomic forecast in our CECL modeling despite the increase in the volume of loans originated during the period.

For the year ended December 31, 2025, an increase in off-balance sheet credit exposures was more than offset by an increase in our unconditionally cancellable commitments as a percentage of our off-balance sheet commitments, which are excluded from the calculation of the allowance of credit losses on off-balance sheet credit exposures under ASC 326, resulting in a benefit for the year. For the year ended December 31, 2024, an increase in off-balance sheet credit exposures was more than offset by an increase in our unconditionally cancellable commitments as a percentage of our off-balance sheet commitments

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries at and for the twelve months ended December 31, 2025, 2024 and 2023:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

December 31, 2025
Residential 1-4 family real estate	$6,000	$37	$1,214,017	—%
Commercial and multi-family real estate	(3,760)	(438)	1,600,705	(0.03)
Construction, land development and farmland	2,237	(137)	926,852	(0.01)
Commercial, industrial and agricultural	2,011	(280)	163,201	(0.17)
1-4 family equity lines of credit	(287)	—	251,167	—
Consumer and other	944	(790)	107,516	(0.73)
Total	$7,145	$(1,608)	$4,263,458	(0.04)%
December 31, 2024
Residential 1-4 family real estate	$928	$15	$1,030,428	—%
Commercial and multi-family real estate	2,781	—	1,406,746	—
Construction, land development and farmland	616	20	907,036	—
Commercial, industrial and agricultural	189	(20)	134,036	(0.01)
1-4 family equity lines of credit	81	—	215,603	—
Consumer and other	597	(558)	103,678	(0.54)
Total	$5,192	$(543)	$3,797,527	(0.01)%
December 31, 2023
Residential 1-4 family real estate	$1,435	$20	$909,742	—%
Commercial and multi-family real estate	2,123	—	1,192,260	—
Construction, land development and farmland	702	20	893,030	—
Commercial, industrial and agricultural	125	(29)	126,499	(0.02)
1-4 family equity lines of credit	639	—	177,398	—
Consumer and other	1,276	(1,276)	99,141	(1.29)
Total	$6,300	$(1,265)	$3,398,070	(0.04)%

Following our adoption of CECL, the provision for credit losses - loans charged to operating expense requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Factors which, in management's judgment, deserve current recognition in estimating expected credit losses include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the allowance for credit losses to outstanding loans, adverse situations and/or current economic conditions that may affect our borrowers' ability to repay and the estimated value of any underlying collateral.

There was no provision for credit losses on available-for-sale securities for the twelve months ended December 31, 2025, 2024, or 2023.

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

The following is a summary of our non-interest income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposits	$8,868	$8,198	$670	8.17%	$8,198	$7,890	$308	3.90%
Brokerage income	10,015	8,562	1,453	16.97	8,562	7,184	1,378	19.18
Debit and credit card interchange income, net	8,326	8,627	(301)	(3.49)	8,627	8,490	137	1.61
Other fees and commissions	1,651	1,590	61	3.84	1,590	1,408	182	12.93
BOLI and annuity earnings	2,257	1,817	440	24.22	1,817	1,667	150	9.00
Loss on sale of securities, net	(2,515)	(2,742)	227	8.28	(2,742)	(1,009)	(1,733)	(171.75)
Fees and gains on sales of mortgage loans	2,336	3,068	(732)	(23.86)	3,068	2,635	433	16.43
Mortgage servicing income (loss), net	312	(1)	313	N/M*	(1)	9	(10)	(111.11)
Gain (loss) on the sale of fixed assets, net	(131)	(303)	172	56.77	(303)	(55)	(248)	(450.91)
Gain (loss) on sale of other assets, net	(2)	(8)	6	75.00	(8)	(10)	2	20.00
Loss on sale of investment in joint venture	(4)	—	(4)	(100.00)	—	—	—	—
Other income (loss)	157	146	11	7.53	146	80	66	82.50
Total non-interest income	$31,270	$28,954	$2,316	8.00%	$28,954	$28,289	$665	2.35%

*Not meaningful

2025 v. 2024

The increase in non-interest income for the year ended December 31, 2025 when compared to the year ended December 31, 2024 is primarily attributable to increases in brokerage income, service charges on deposits, and BOLI and annuity earnings, partially offset by a decrease in fees and gains on sales of mortgage loans and debit and credit card interchange income.

The increase in brokerage income was primarily due to multiple client acquisitions resulting in an increase of overall production and market share, the successful addition of new advisor relationships, and the overall positive performance of financial markets in a variety of diversified areas.

The increase in service charges on deposits was primarily due to an increase in overdraft fees as a result of an increase in transaction volume and treasury service charges.

The increase in BOLI and annuity earnings was primarily due to the purchase of additional policies in 2025.

The decrease in the loss on sale of securities was primarily due to management's decision to restructure a portion of the securities portfolio in the third quarter of 2025, including the sale of approximately $58 million of available for sale securities the proceeds from which were reinvested into higher yielding securities. This restructuring resulted in a net loss of approximately $2.5 million. The Company also restructured a portion of the securities portfolio in multiple transactions in the second half of 2024 that resulted in the sale of securities in a loss position, including the sale of approximately $86.5 million of available-for-sale securities that resulted in a net loss of $1.4 million in the third quarter of 2024.

The decrease in fees and gains on sale of mortgage loans was primarily due to the Company's decision to retain servicing rights on certain loans sold in 2025, while servicing rights were not retained on most loans sold in 2024.

The decrease in net debit and credit card interchange income was primarily due to an increase in the pricing structure from our core processor.

2024 v. 2023

The increase in non-interest income for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily attributable to increases in brokerage income, service charges on deposits, other fees and commissions, and fees and gains on sales of mortgage loans, partially offset by an increase in the loss on sale of securities and an increase in the loss on sale of fixed assets.

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

The increase in other fees and commissions was primarily due to an increase in fees related to safe deposit box rentals and cashier checks, as well as an increase in rental income. Beginning in November 2023, the Company entered into a lease agreement with a third party for use of the Company's unoccupied office building.

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

The following is a summary of the Company's non-interest expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Twelve Months Ended December 31,				Twelve Months Ended December 31,
	2025	2024	$ Increase (Decrease)	% Increase (Decrease)	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Employee salaries and benefits	$73,459	$67,342	$6,117	9.08%	$67,342	$59,501	$7,841	13.18%
Equity-based compensation	1,755	1,567	188	12.00	1,567	1,528	39	2.55
Occupancy expenses	6,425	5,733	692	12.07	5,733	6,532	(799)	(12.23)
Furniture and equipment expenses	2,885	3,038	(153)	(5.04)	3,038	3,225	(187)	(5.80)
Data processing expenses	11,954	9,477	2,477	26.14	9,477	8,797	680	7.73
Advertising & public relations expenses	4,812	3,512	1,300	37.02	3,512	3,714	(202)	(5.44)
Accounting, legal & consulting expenses	2,177	1,550	627	40.45	1,550	1,789	(239)	(13.36)
FDIC insurance	3,656	3,129	527	16.84	3,129	3,120	9	0.29
Directors’ fees	780	816	(36)	(4.41)	816	713	103	14.45
Other operating expenses	14,936	12,257	2,679	21.86	12,257	12,032	225	1.87
Total non-interest expense	$122,839	$108,421	$14,418	13.30%	$108,421	$100,951	$7,470	7.40%

2025 v. 2024

The increase in non-interest expenses for the year ended December 31, 2025 when compared to the year ended December 31, 2024 was primarily attributable to an increase in salaries and employee benefits, other operating expenses, data processing expenses, advertising & public relations expenses, and accounting, legal and consulting expenses.

Employee salaries and benefits increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by several factors tied to the Company's continued operational expansion, including a higher employee count, elevated health insurance premiums, and increased annual bonus payouts linked to performance metrics.

The increase in other operating expenses was primarily due to an increase in credit card expense, an increase in employee recruitment, a telecom conversion, expenses related to the Cookeville branch acquisition, and an increase in expenses related to employee education.

Data processing expense increased principally due to implementation of additional information security solutions, replacement of technology equipment, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations grow, the demand for digital products and services from customers increases, and the cyber threat environment grows.

The increase in advertising and public relations expense for the year ended December 31, 2025 was primarily driven by continued efforts to support the opening of three new full service branches in the second half of 2024 and in 2025. Additional expenses during the period were incurred for branding initiatives, customer acquisition, and talent acquisition campaigns aimed at enhancing visibility in their respective markets, acquiring new business to the bank, and staffing the new locations.

The increase in accounting, legal and consulting expenses was primarily due to the timing and payment of invoices related to our annual audit, consulting costs related to various projects, and other strategic initiatives.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net-interest income plus non-interest income. Our efficiency ratio for the years ended 2025, 2024 and 2023 was 54.15%, 58.21% and 60.38%, respectively. The improvement in the efficiency ratio in 2025 when compared to 2024 was due to the increases in net interest income and non-interest income outpacing the increase in non-interest expense.

The Company expects non-interest expense will continue to increase in 2026, including as a result of increased salary and benefits expense associated with our continued growth.

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

Income Taxes

The Company’s income tax expense was $21,353,000 for 2025, an increase of $4,777,000 from $16,576,000 for 2024, which was an increase of $2,637,000 from the 2023 total of $13,939,000. The percentage of income tax expense to earnings before taxes was 22.0% in 2025, 22.6% in 2024 and 22.1% in 2023. The increase in income tax expense in 2025 from 2024 and from 2023 to 2024 was due to an increase in earnings before income taxes. Our effective tax rate represents our blended statutory federal and state rate of 26.135% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as earnings on bank-owned life insurance, income earned on tax-exempt securities and loans, and certain state tax credits.

Our income tax expense, deferred tax assets and liabilities reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes at both the federal and state level. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence. Changes in current tax laws and rates could also affect recorded deferred tax assets and liabilities in the future as was the case with the passage of the Tax Cuts and Jobs Act in 2017.

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

Financial Condition

Balance Sheet Summary

The Company’s total assets increased in 2025 by $520,297,000, or 9.71%, to $5,878,956,000 at December 31, 2025, after increasing 10.57% in 2024 to $5,358,659,000 at December 31, 2024. Loans, net of allowance for credit losses, totaled $4,296,095,000 at December 31, 2025, a $253,703,000, or 6.28%, increase compared to December 31, 2024. In 2025, management targeted owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. The increase in loans in 2025 resulted from the continued population growth and corporate relocations in the Bank's primary market areas, the continuing impact of opening of new branches (including the branch acquisition consummated in April 2025), and increased marketing efforts. The Company continued to grow loans in 2025, though at a rate slower than 2024. At year-end 2025, securities totaled $966,504,000, an increase of 16.74% from $827,893,000 at December 31, 2024, primarily due to new security purchases funded by deposit growth that outpaced loan growth, including in connection with management's decision in 2025 to restructure a portion of the Company's securities portfolio. Also as a result of deposit growth that outpaced loan growth, interest bearing deposits at other financial institutions increased by $114,963,000, to $326,234,000 at December 31, 2025. Deferred income taxes totaled $34,761,000 at December 31, 2025, an $11,287,000, or 24.51%, decrease compared to December 31, 2024.

Total liabilities increased by $418,315,000, or 8.57%, to $5,297,271,000 at December 31, 2025 compared to $4,878,956,000 at December 31, 2024. This increase was composed primarily of the $414,222,000 increase in total deposits to $5,244,256,000, an 8.58% increase from December 31, 2024. The increase in total deposits since December 31, 2024 was primarily attributable to growth in market share, the Bank's expanding network of branch locations and concerted marketing efforts, including deposit promotions, to drive deposit growth which resulted in the opening of new deposit accounts. Accrued interest and other liabilities increased to $53,015,000 at year-end 2025 from $48,922,000 at December 31, 2024, The increase in accrued interest and other liabilities was due to an increase in interest payable on deposits, an increase in lease payables and an increase in reserve for credit card rewards.

Shareholders’ equity increased $101,982,000, or 21.26%, in 2025, due to net earnings, the issuance of common stock pursuant to the Company’s Dividend Reinvestment Plan and the exercise of stock options. This increase in equity was partially offset by dividends paid on the Company’s common stock. A more detailed discussion of assets, liabilities and capital follows.

Loans

The following schedule details the loans and percentage of loans in each category of the Company at December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025		December 31, 2024
	AMOUNT	%	AMOUNT	%
Residential 1-4 family real estate	$1,277,698	29.3%	$1,133,966	27.6%
Commercial and multi-family real estate	1,635,488	37.5	1,544,340	37.7
Construction, land development and farmland	900,013	20.6	941,193	22.9
Commercial, industrial and agricultural	179,583	4.1	144,619	3.5
1-4 family equity lines of credit	263,707	6.0	235,240	5.7
Consumer and other	107,348	2.5	106,235	2.6
Total loans before net deferred loan fees	4,363,837	100.0%	4,105,593	100.0%
Net deferred loan fees	(12,708)		(13,704)
Total loans	4,351,129		4,091,889
Less: Allowance for credit losses	(55,034)		(49,497)
Net loans	$4,296,095		$4,042,392

Loans are the largest component of the Company’s assets and are its primary source of income. The Company’s loan portfolio, net of the associated allowance for credit losses, increased 6.28% at year-end 2025 when compared to year-end 2024. Overall, the Bank's loan demand and related new loan production remained steady in 2025. The net loan growth from December 31, 2024 reflects increased marketing efforts focused on growing the portfolio, the impact of the opening of new branch locations (including the recently acquired branch), continued population growth, and corporate relocations in our primary market areas. The table above sets forth the loan categories and the percentage of such loans in the portfolio as of December 31, 2025 and 2024.

As represented in the above table, Wilson Bank experienced loan growth for the year ended December 31, 2025 in nearly all loan categories. Residential 1-4 family real estate loans increased 12.7% in 2025 and comprised 29.3% of the total loan portfolio at December 31, 2025, compared to 27.6% at December 31, 2024. Commercial and multi-family real estate loans increased 5.9% in 2025 and comprised 37.5% of the total loan portfolio at December 31, 2025, compared to 37.7% at December 31, 2024. Construction, land development and farmland loans decreased 4.4% in 2025 and comprised 20.6% of the total loan portfolio at December 31, 2025, compared to 22.9% at December 31, 2024. 1-4 family equity lines of credit loans increased 12.1% in 2025 and comprised 6.0% of the total loan portfolio at December 31, 2025, compared to 5.7% at December 31, 2024. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts directed at homebuilders in the Company's market areas, and the increase the Company experienced in the investor sector of 1-4 family. Increases in commercial and multifamily real estate loans were primarily due to the ongoing growth in the Bank’s primary markets.

Because construction loans remain a meaningful portion of our portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages is vested in a Credit Administration Department independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.

Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 2025, the Company had no highly leveraged transactions, and there were no foreign loans outstanding during any of the reporting periods. As of December 31, 2025, the Company had not underwritten any loans in connection with capital leases.

The following table classifies the Company's fixed and variable rate loans at December 31, 2025 according to contractual maturities of: (1) one year or less, (2) after one year through five years, (3) after five years through fifteen years, and (4) after fifteen years (dollars in thousands):

	December 31, 2025
	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential 1-4 family real estate	$60,739	$12,714	$131,968	$1,072,277	$1,277,698
Commercial and multi-family real estate	57,437	59,015	248,573	1,270,463	1,635,488
Construction, land development and farmland	313,510	210,941	133,573	241,989	900,013
Commercial, industrial and agricultural	20,708	54,999	58,422	45,454	179,583
1-4 family equity lines of credit	28,286	49,265	184,541	1,615	263,707
Consumer and other	21,352	41,230	20,539	24,227	107,348
Total	$502,032	$428,164	$777,616	$2,656,025	$4,363,837
Loans with fixed interest rates:
Residential 1-4 family real estate	$48,779	$3,154	$11,227	$190,369	$253,529
Commercial and multi-family real estate	37,191	10,779	13,305	6,152	67,427
Construction, land development and farmland	151,682	40,989	14,317	23,031	230,019
Commercial, industrial and agricultural	10,646	30,694	8,189	11	49,540
1-4 family equity lines of credit	3,426	539	12	—	3,977
Consumer and other	8,990	38,527	7,332	19,825	74,674
Total	$260,714	$124,682	$54,382	$239,388	$679,166
Loans with variable interest rates:
Residential 1-4 family real estate	$11,960	$9,560	$120,741	$881,908	$1,024,169
Commercial and multi-family real estate	20,246	48,236	235,268	1,264,311	1,568,061
Construction, land development and farmland	161,828	169,952	119,256	218,958	669,994
Commercial, industrial and agricultural	10,062	24,305	50,233	45,443	130,043
1-4 family equity lines of credit	24,860	48,726	184,529	1,615	259,730
Consumer and other	12,362	2,703	13,207	4,402	32,674
Total	$241,318	$303,482	$723,234	$2,416,637	$3,684,671

The following table details selected information as to non-accrual loans of the Company at December 31, 2025, 2024 and 2023:

	In Thousands, Except Percentages
	December 31, 2025			December 31, 2024			December 31, 2023
		Non-Accrual Loans			Non-Accrual Loans			Non-Accrual Loans
	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category	Total Loans	Amount	Percent of Loans in Category

Residential 1-4 family real estate	$1,277,698	$7,206	0.56%	$1,133,966	$452	0.04%	$959,218	$—	—%
Commercial and multi-family real estate	1,635,488	13,135	0.80	1,544,340	3,616	0.23	1,313,284	—	—
Construction, land development and farmland	900,013	5,926	0.66	941,193	—	—	901,336	—	—
Commercial, industrial and agricultural	179,583	156	0.09	144,619	—	—	127,659	—	—
1-4 family equity lines of credit	263,707	208	0.08	235,240	750	0.32	202,731	—	—
Consumer and other	107,348	24	0.02	106,235	—	—	104,373	—	—
Total	$4,363,837	$26,655		$4,105,593	$4,818		$3,608,601	$—
Allowance for credit losses on loans		$55,034			$49,497			$44,848
Ratio of non-accrual loans to total loans outstanding			0.61%			0.12%			—%
Ratio of allowance for credit losses on loans to non-accrual loans		206.47%			1,027.33%			—%

The accrual of interest income is discontinued when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on non-accrual status is based on an evaluation of the borrower’s financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower’s ability to pay. At the time a loan is placed on non-accrual status, the accrued but unpaid interest is also evaluated as to collectability. If collectability is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans totaled $26,655,000 at December 31, 2025 and $4,818,000 at December 31, 2024. The increase in non-accrual loans was primarily due to two large commercial and multi-family real estate loan relationships, and two construction, land development, and farmland loan relationships being placed on non-accrual and an increase in residential 1-4 family real estate loans on non-accrual status. The Company recognized $690,000 and reversed $1,910,000 out of interest income on nonaccrual loans for the year ended December 31, 2025. At December 31, 2025 and 2024 nonaccrual loans for which no related allowance for credit losses was recorded totaled $17,482,000 and $750,000, respectively. There were no non-accrual loans at December 31, 2023. For the years ended December 31, 2024 and 2023, the amount of interest income on non-accrual loans that would have been recognized if loans were on accruing status was insignificant.

At December 31, 2025, there were fifteen outstanding loans with modifications made to borrowers experiencing financial difficulty during the twelve months period ending December 31, 2025, with outstanding balances totaling $10,302,000, six of which were on non-accruing status. At December 31, 2024, there were five outstanding loan modifications made to borrowers experiencing financial difficulty, with outstanding balances totaling $25,599,000, none of which were on non-accruing status.

At December 31, 2025 other real estate owned totaled $515,000. At December 31, 2024, there was no other real estate owned outstanding.

The following table sets forth for the reported periods loans that were at least 30 days but less than 60 days past due, at least 60 days but less than 90 days past due and nonaccrual loans and those loans past due greater than 89 days but still accruing interest:

	(In thousands)
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and Greater Than 89 Days Past Due	Total Nonaccrual and Past Due	Current	Total Loans	Loans Greater Than 89 Days Past Due and Accruing Interest
December 31, 2025
Residential 1-4 family real estate	$7,330	7,172	8,854	23,356	1,254,342	1,277,698	$1,648
Commercial and multi-family real estate	420	651	13,135	14,206	1,621,282	1,635,488	—
Construction, land development and farmland	1,190	1,188	5,926	8,304	891,709	900,013	—
Commercial, industrial and agricultural	1,053	112	156	1,321	178,262	179,583	—
1-4 family equity lines of credit	1,424	1,263	208	2,895	260,812	263,707	—
Consumer and other	522	112	49	683	106,665	107,348	25
Total	$11,939	10,498	28,328	50,765	4,313,072	4,363,837	$1,673
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731

Past due loans, which include nonaccrual loans and loans greater than 89 days past due, totaled $50,765,000 at December 31, 2025, an increase from $16,601,000 at December 31, 2024. The increase in nonaccrual and greater than 89 days past due loans during the year ended December 31, 2025 of $22,779,000, from $5,549,000 to $28,328,000, was due primarily due to two commercial and multi-family real estate loan relationships and two construction, land development and farmland loan relationships, all of which were on non-accruing status. The increase in 60-89 days past due loans during the year ended December 31, 2025 of $7,754,000 was primarily due to several residential 1-4 family real estate loan relationships, one construction, land development and farmland loan relationship, and two 1-4 family equity lines of credit loan relationships. Management believes that it is probable that it will incur losses on nonaccrual and greater than 89 days past due loans but believes that these losses should not exceed the amount in the allowance for credit losses already allocated to these loans, unless there is a severe deterioration of local real estate values.

The net non-performing asset ratio (NPA) is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by dividing the total of our loans greater than 89 days past due and accruing interest, non-accrual loans, and other real estate owned by our total assets outstanding. Our NPA ratios as of the periods ended December 31, 2025 and December 31, 2024 were 0.49% and 0.10%, respectively. The increase in our NPA ratio was the result of increases in nonaccrual loans and loans greater than 89 days past due and accruing interest as described above.

Loans may be classified as collateral dependent when the current net worth and financial capacity of the borrower or of the collateral pledged, if any, is viewed as inadequate and it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Such loans generally have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company’s criteria for nonaccrual status. Collateral dependent loans are measured at the fair value of the collateral less estimated selling costs. If the fair value of the collateral dependent loan less estimated selling costs is less than the recorded investment in the loan, the Company recognizes impairment by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the collateral dependent loan with a corresponding charge or credit to the provision for credit losses.

At December 31, 2025, the Company had a recorded investment in collateral dependent loans totaling $22,113,000, a decrease of $15,340,000 from a recorded investment in collateral dependent loans totaling $37,453,000 at December 31, 2024. The decrease during the year ended December 31, 2025 as compared to December 31, 2024 is primarily due to the paydown of two larger commercial real estate loan relationships. As of December 31, 2025 a $532,000 valuation allowance was recorded on collateral dependent loans due to two loan relationships. As of December 31, 2024 a $408,000 valuation allowance was recorded on collateral dependent loans due to one loan relationship. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

The internally classified loans as a percentage of the allowance for credit losses were 116.1% and 97.0%, respectively, at December 31, 2025 and 2024. At December 31, 2025, loans totaling $63,898,000 were included in the Company’s internal classified loan list compared to $48,005,000 at December 31, 2024. The increase in internally classified loans was primarily due to a decline in payment performance in the 1-4 family real estate and construction, land development and farmland segments. Of the internally classified loans, $62,285,000 are real estate secured and $1,613,000 are secured by various other types of collateral. Such loans are listed as classified when information obtained about possible credit problems of the borrowers has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. If the economy deteriorates our classified loan balances could increase further.

The allowance for credit losses is discussed under “Critical Accounting Estimates”, “Provision for Credit Losses”, and "Summary of Significant Accounting Policies." The Company maintains its allowance for credit losses at an amount believed by management to be adequate to absorb expected credit losses inherent in the loan portfolio as of December 31, 2025.

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

The Company expects it will target owner-occupied commercial real estate, residential real estate lending and consumer lending as areas of emphasis in 2026. At December 31, 2025, the Company’s total loans equaled 83.0% of its total deposits as compared to 84.7% at December 31, 2024. The Company may sell portions of the loans it generates to other financial institutions for cash in order to improve the liquidity of the Company’s loan portfolio or extend its lending capacity.

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

Our allowance for credit losses for loans at December 31, 2025 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. Provision for credit losses for loans in 2025 resulted in an increase of the allowance for credit losses for loans (net of charge-offs and recoveries) to $55,034,000 at December 31, 2025 from $49,497,000 at December 31, 2024 and $44,848,000 at December 31, 2023. The allowance for credit losses for loans increased 11.19% from December 31, 2024 to December 31, 2025 as compared to the 6.34% increase in total loans over the same period. The allowance for credit losses for loans was 1.26% of total loans outstanding at December 31, 2025 compared to 1.21% at December 31, 2024. The allowance for loan losses was 1.25% of total loans outstanding at December 31, 2023.

The following schedule provides an allocation of the year-end allowance for credit losses for loans by portfolio segment for the Company as of and for the fiscal years ended December 31, 2025 and 2024:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Residential 1-4 family real estate	$15,745	29.3%	$1,277,698	1.23%
Commercial and multi-family real estate	16,005	37.5	1,635,488	0.98
Construction, land development and farmland	16,763	20.6	900,013	1.86
Commercial, industrial and agricultural	3,433	4.1	179,583	1.91
1-4 family equity lines of credit	1,603	6.0	263,707	0.61
Consumer and other	1,485	2.5	107,348	1.38
Total	$55,034	100.0%	4,363,837	1.26
Net deferred loan fees			(12,708)
			$4,351,129	1.26%
December 31, 2024
Residential 1-4 family real estate	$9,708	27.6%	$1,133,966	0.86%
Commercial and multi-family real estate	20,203	37.7	1,544,340	1.31
Construction, land development and farmland	14,663	22.9	941,193	1.56
Commercial, industrial and agricultural	1,702	3.5	144,619	1.18
1-4 family equity lines of credit	1,890	5.7	235,240	0.80
Consumer and other	1,331	2.6	106,235	1.25
Total	$49,497	100.0%	4,105,593	1.21
Net deferred loan fees			(13,704)
			$4,091,889	1.21%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible. The allowance for credit losses for loans as a percentage of total loans outstanding at December 31, 2025, net of deferred fees, increased from the year ended December 31, 2024. This increase was mainly due to loan growth and a deterioration in both the macroeconomic forecast utilized in our models, which is discussed below in more detail, and credit deterioration of the loan portfolio.

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

In estimating expected credit losses as of December 31, 2025, we utilized the available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody’s Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rate in the range of 1.8% to 2.4%; (ii) a U.S. unemployment rate in the range of approximately 4.5% to 4.8%; (iii) a Home Price Index annual growth rate in the range of approximately 0.8% to 1.5%; (iv) a CRE Price Index annual growth rate in the range of approximately -6.5% to 1.2%; and (v) Gross Private Investment annual growth rate in the range of approximately -0.9% and 3.8%.

We adjust model results using qualitative factor ("Q-factor") adjustments. Q-Factor adjustments are based upon management's guidance, judgement, and current assessment as to the impact of risks related to changes in lending policies and procedures; economic and business conditions; loan portfolio attributes and credit concentrations; and external factors, among other things, that are not already captured within the modeling inputs, assumptions and other processes. Management reviews and assesses the potential impact of such items and adjusts the modeled expected credit loss by an aggregate adjustment percentage based upon the assessment.

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased to $1,608,000 in 2025 from net charge-offs of $543,000 in 2024 and net charge-offs of $1,265,000 in 2023. The ratio of net charge-offs to average total outstanding loans was 0.04%

in 2025, 0.01% in 2024 and 0.04% in 2023. Overall, the Bank experienced minimal charge-offs during 2025. It is expected that charge-offs will be modest for 2026; however, a deterioration in local economic conditions in the Bank's markets may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which decreased $215,000 from $2,555,000 at December 31, 2024 to $2,340,000 at December 31, 2025 as a result of an increase in our unconditionally cancellable commitments as a percentage of our off-balance sheet commitments, which are excluded from the calculation of the allowance for credit losses on off-balance sheet credit exposure under ASC 326. Off-balance sheet exposures are recognized on the balance sheet within accrued interest and other liabilities.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses - loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation of the allowance for credit losses - loans is prepared quarterly by the CECL Manager, reviewed by the Company's Chief Financial Officer and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at December 31, 2025 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For a detailed discussion regarding our allowance for credit losses, see "Provision for Credit Losses" and Note 2 "Loans and Allowance for Credit Losses" elsewhere in this Annual Report on Form 10-K.

Securities

Securities increased 16.74% to $966,504,000 at December 31, 2025 from $827,893,000 at December 31, 2024, and comprised the second largest and other primary component of the Company’s earning assets. Securities increased due to the purchase of new securities, including in connection with the securities portfolio restructuring as discussed above, and the decrease in the unrealized loss position of our securities portfolio that was partially a result of the decreases in the federal funds rate in 2025, partially offset by the sale of securities and the run-off of our declining balance securities. The average yield, including tax equivalent adjustment, of the securities portfolio at December 31, 2025 was 3.05% with a weighted average life of 7.05 years, as compared to an average yield of 2.50% and a weighted average life of 7.00 years at December 31, 2024. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

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

For available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At December 31, 2025 and December 31, 2024, we determined that the decline we experienced in fair value of available-for-sale securities below the amortized cost basis of the securities was driven by changes in interest rates and not due to credit-related factors. Therefore, there was no provision for credit loss recognized during the twelve months ended December 31, 2025 with respect to our available-for-sale securities, nor was there an allowance for credit losses on available-for-sale securities.

No securities have been classified as trading securities or held-to-maturity at December 31, 2025, December 31, 2024, or December 31, 2023.

Investment securities at December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$149,261	136	10,807	138,590
Mortgage-backed securities	665,620	2,472	44,794	623,298
Asset-backed securities	47,868	47	1,135	46,780
Corporate notes and other	4,500	—	48	4,452
Obligations of states and political subdivisions	173,939	79	20,634	153,384
	$1,041,188	2,734	77,418	966,504

	December 31, 2024
	Securities Available-For-Sale
	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate notes and other	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

The following table details the contractual maturities and weighted average yields of investment securities held by the Company as of December 31, 2024. Actual maturities may differ from contractual maturities of mortgage and asset-backed securities because the mortgages or other assets underlying such securities may be called or prepaid with or without penalty. Therefore, these securities are not included in the maturity categories noted below as of December 31, 2025:

	December 31, 2025
Available-For-Sale Securities	Estimated Market Value	Weighted Average Yields
	(In Thousands, Except Yields)
Mortgage and asset-backed securities
One year or less	$—	—%
After one year through five years	25,033	1.93
After five years through ten years	80,887	3.21
After ten years	564,158	3.47
Total Mortgage and asset-backed securities	670,078	3.38
U.S. Government-sponsored enterprises (GSEs):
One year or less	379	2.42
After one year through five years	47,246	1.31
After five years through ten years	82,506	2.63
After ten years	8,459	2.08
Total U.S. Government-sponsored enterprises (GSEs)	138,590	2.14
Obligations of states and political subdivisions*:
One year or less	457	2.37
After one year through five years	32,931	1.69
After five years through ten years	65,757	2.09
After ten years	54,239	3.02
Total obligations of states and political subdivisions	153,384	2.34
Corporate notes and other:
One year or less	—	—
After one year through five years	—	—
After five years through ten years	4,452	7.61
After ten years	—	—
Total corporate notes and other	4,452	7.61
Total available-for-sale securities	$966,504	3.05%

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

Premises and Equipment, net

Premises and equipment increased $1,107,000, or 1.80%, from December 31, 2024 to December 31, 2025. The primary reason for the increase was due to purchase of the Cookeville branch and the purchase of computer equipment and software, partially offset by current year depreciation and amortization of $4,277,000.

The Company has entered into various operating and financing lease arrangements. Future undiscounted payments under such arrangements as of December 31, 2025 were as follows:

	In Thousands
	Operating	Finance
Less than 1 year	$538	$302
1-3 years	985	626
3-5 years	530	658
More than 5 years	525	4,052

Bank Owned Life Insurance

Bank owned life insurance increased $7,400,000, or 11.95%, from December 31, 2024 to December 31, 2025. This increase was due to the purchase of new policies totaling $5,290,000 and an increase in the overall cash surrender value of our existing policies of $2,108,000.

Deposits

The increases in assets in 2025 and 2024 were funded primarily by increases in deposits and the Company’s earnings. Total deposits, which are the principal source of funds for the Company, totaled $5,244,256,000 at December 31, 2025 compared to $4,830,034,000 at December 31, 2024, an increase of 8.58%. The increase in total deposits since December 31, 2024 was primarily attributable to growth in market share, the Bank's expanding branch network and concerted marketing efforts to drive deposit growth, including a strategic focus on growing customers by utilizing deposit promotions, which resulted in the opening of new deposit accounts. The Company has targeted consumers, professionals, small businesses, and municipalities as its central clientele; therefore, deposit instruments in the form of demand deposits, savings accounts, money market demand accounts, certificates of deposits and individual retirement accounts are offered to customers. Management believes the markets in which it operates are attractive markets offering continued growth opportunities for the Company; however, the Company competes with several larger banks and community banks that have offices in these areas which may negatively impact market growth or maintenance of current market share. Even though the Company operates in competitive markets, management currently believes that its deposit market share can be maintained or expanded in 2026, though, as discussed below, such competition may force the Company to increase the rates it pays on deposits or seek alternative funding sources as needed to support loan growth. There were no brokered deposits at December 31, 2025.

The $414,222,000, or 8.58%, growth in deposits in 2025 was due to an $87,100,000, or 5.04%, increase in certificates of deposits, a $184,335,000, or 13.90%, increase in money market accounts, a $121,815,000, or 35.42%, increase in savings accounts, a $30,444,000, or 7.95%, increase in demand deposit accounts and a $2,565,000, or 3.12%, increase in individual retirement accounts. This was partially offset by a $12,037,000, or 1.24%, decrease in negotiable order of withdrawal (NOW) accounts. The increase in money market accounts was primarily attributable to growth seen in the business segment money market deposits. The increase in savings accounts was primarily attributable to targeted marketing campaigns to acquire consumer savings deposits. The average rate paid on average total interest-bearing deposits was 2.80% for 2025 compared to 3.04% for 2024. The average rate paid in 2023 was 2.27%. As mentioned above, if the competitive pressures begin to rise, the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, the Bank may have to once again raise deposit rates, or may be limited in its ability to lower deposit rates should short-term interest rates fall. If either of these scenarios were to happen, our net interest margin could experience compression and our results of operations could be negatively impacted.

The ratio of average loans to average deposits was 84.2% in 2025, 83.3% in 2024, and 83.2% in 2023.

The average amounts and average interest rates for deposits for 2025 and 2024 are detailed in the following schedule:

	2025		2024
	Average		Average
	Balance		Balance
	In	Average	In	Average
	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$399,735	—%	$391,942	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	947,577	0.80	927,902	0.86
Money market demand accounts	1,446,342	2.57	1,237,236	2.79
Time deposits	1,853,790	4.18	1,671,006	4.70
Other savings	415,390	2.00	329,283	1.73
Total interest-bearing deposits	4,663,099	2.80%	4,165,427	3.04%
Total deposits	$5,062,834	2.58%	$4,557,369	2.78%

At December 31, 2025, we estimate that we had approximately $1.5 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit, compared to $1.4 billion at December 31, 2024. Approximately 29% of our total deposits exceeded the FDIC deposit insurance limits at December 31, 2025 while approximately 30% exceeded the FDIC deposit insurance limits at December 31, 2024. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to, at the customer's request, divide a customer's deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $262,733,000, or 5.01% of total deposits, at December 31, 2025, compared to $200,650,000, or 4.15% of total deposits, at December 31, 2024.

The following schedule details the maturities of estimated uninsured time deposits greater than $250,000 at December 31, 2025:

In Thousands
Time deposits otherwise uninsured with a maturity of:
Three months or less	$239,795
Over three through six months	37,674
Over six through twelve months	45,320
Over twelve months	51,527
Portion of U.S. time deposits in excess of insurance limit	$374,316

Off Balance Sheet Arrangements

At December 31, 2025, the Company had unfunded lines of credit of $1.2 billion and outstanding standby letters of credit of $150 million, compared to unfunded lines of credit of $1.2 billion and outstanding standby letters of credit of $129 million at December 31, 2024. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to access interest-bearing deposits in other financial institutions, liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. Liquidation of securities available-for-sale could trigger recognition of losses by the Bank if those securities sold to meet these commitments were in a loss position when sold. As mentioned below, the Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, brokered deposits, loan repayments, investment security maturities, and short-term borrowings.

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

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 13.32% at December 31, 2025 and 10.80% at December 31, 2024. The increase in our liquidity ratio is primarily attributable to an increase in liquid assets as a result of deposit growth outpacing loan growth in 2025.

The Company’s primary source of liquidity is a stable core deposit base. In addition, federal funds purchased, advances from the Federal Home Loan Bank of Cincinnati, and brokered deposits provide a secondary source. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At December 31, 2025, the Company’s liquid assets totaled approximately $782.8 million, an increase from $578.7 million at December 31, 2024. A portion of these liquid assets included unpledged available-for-sale securities that were in an unrealized loss position at December 31, 2025. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's earnings and regulatory capital levels. Additionally, as of December 31, 2025, the Company had available approximately $119.5 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $651.3 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk, and to assist management as management seeks to maintain stability in the net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

The Company’s securities portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rates, prepayment risk, or the need to fund loan demand or other liquidity needs. At December 31, 2025, securities totaling approximately $70.9 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At December 31, 2025, loans totaling approximately $502.0 million will become due within twelve months from that date.

As for liabilities, at December 31, 2025, certificates of deposit and individual retirement accounts of $250,000 or greater totaling approximately $587.5 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the next twelve months.

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

At December 31, 2025, the Company had no individually significant commitments for capital expenditures. But, the Company believes the number of its locations, including non-branch locations, will increase over an extended period of time across its footprint, and that certain of its locations will be in need of required renovations. In future periods, these expansions and renovation projects may lead to additional equipment and occupancy expenses as well as related increases in salaries and benefits expense. Additionally, the Company expects it will continue to incur costs associated with planned technology improvements to enhance its infrastructure.

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

Interest Rate Sensitivity Gaps

The following schedule details the Company's interest rate sensitivity gaps for different time periods at December 31, 2025:

	Repricing Within
(In Thousands)	Total	0-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Earning assets:
Loans, net of deferred fees	$4,351,129	793,108	186,267	219,941	518,349	2,633,464
Securities	966,504	64,630	538	5,760	—	895,576
Loans held for sale	2,361	—	—	—	—	2,361
Interest bearing deposits	326,234	326,234	—	—	—	—
Federal funds sold	9,792	9,792	—	—	—	—
Restricted equity securities	4,285	4,285	—	—	—	—
Total earning assets	5,660,305	1,198,049	186,805	225,701	518,349	3,531,401
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	956,161	956,161	—	—	—	—
Money market demand accounts	1,510,048	1,510,048	—	—	—	—
Individual retirement accounts	84,824	3,036	9,295	12,502	18,987	41,004
Other savings	465,709	465,709	—	—	—	—
Certificates of deposit	1,813,902	104,015	330,792	338,948	624,951	415,196
Finance leases	4,159	—	—	—	—	4,159
	4,834,803	3,038,969	340,087	351,450	643,938	460,359
Interest-sensitivity gap	$825,502	(1,840,920)	(153,282)	(125,749)	(125,589)	3,071,042
Cumulative gap		(1,840,920)	(1,994,202)	(2,119,951)	(2,245,540)	825,502
Interest-sensitivity gap as % of total assets		(31.3)%	(2.6)%	(2.1)%	(2.1)%	52.2%
Cumulative gap as % of total assets		(31.3)%	(33.9)%	(36.1)%	(38.2)%	14.0%

As detailed in the table, as of December 31, 2025, the Company is forecasted to maintain a liability sensitive position over the next twelve months, meaning that its liabilities should reprice faster than its assets in a changing interest rate environment.

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's IRR simulation, the Company had a slightly asset-sensitive interest-rate risk position as of December 31, 2025, though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment), is limited by other factors including as a result of competitive pressures re-intensifying or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of December 31, 2025, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(5.58)%	(3.77)%	(2.26)%	0.06%	(0.08)%	(0.53)%
EVE	(18.57)%	(9.05)%	(3.77)%	(0.02)%	(0.95)%	(2.91)%

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

Impact of Inflation

Although interest rates are significantly affected by inflation, for the fiscal years ended December 31, 2025, 2024 and 2023, the inflation rate is believed to have had an immaterial impact on the Company's results of operations outside of its indirect impact on interest rates. Outside of its potential impact on our customers and their ability to make loan payments, we do not expect such inflation to have a material impact on our operations in 2026 other than any effect it may have on interest rates, though continued elevated levels of inflation could also negatively impact our non-interest expense.

Capital Resources, Capital Position and Dividends

At December 31, 2025, total shareholders’ equity was $581,685,000, or 9.89% of total assets, which compares with $479,703,000, or 8.95% of total assets, at December 31, 2024, and $429,405,000 or 8.86% of total assets, at December 31, 2023. The dollar increase in shareholders’ equity during 2025 is the result of the net effect of $1,087,000 related to the issuance of stock options, restricted share awards, restricted share units, and performance share units, the Company’s net earnings of $75,699,000, proceeds from the issuance of common stock related to exercise of stock options of $654,000, $2,000 in the forfeiture of performance stock units, $3,000 in the forfeiture of restricted stock units, and a decrease of $33,066,000 in unrealized losses on investment securities (described elsewhere in this Annual Report on Form 10-K), net of applicable income taxes of $11,698,000. Also included was $25,000 of net earnings for the year ended December 31, 2025 attributable to the noncontrolling members of Encompass. The increase in total shareholders' equity was partially offset by cash dividends declared of $26,929,000, net of $18,603,000 reinvested in shares of the Company's common stock under the Company’s dividend reinvestment plan and the sale of the Bank's interest in Encompass.

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

Item 8. Financial Statements and Supplementary Data

WILSON BANK HOLDING COMPANY

Consolidated Financial Statements

December 31, 2025 and 2024

(With Independent Auditor’s Report Thereon)

Report Of Independent

Registered Public Accounting Firm

Shareholders and the Board of Directors of

Wilson Bank Holding Company

Opinion On The Financial Statements

We have audited the accompanying consolidated balance sheet of Wilson Bank Holding Company (“the Company”) as of December 31, 2025, and the related consolidated statement of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis For Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Shareholders and the Board of Directors of

Wilson Bank Holding Company

—–————————————————————————————————————————————————

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosure in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which they relate.

Allowance for Credit Losses on Loans - Reasonable and Supportable Forecasts and Qualitative Adjustments

The Company’s allowance for credit losses on loans (“ACL”) was $55.0 million as of December 31, 2025 and the provision for credit losses on loans was $7.1 million for the year ended December 31, 2025. Loans were $4.4 billion at December 31, 2025. The Company disclosed information regarding the Company’s financial assets and allowance for credit losses in Note 1 Summary of Significant accounting Policies and Note 2 Loans and Allowance for Credit Losses to the consolidated financial statements.

The Company primarily used a discounted cash flow (“DCF”) model to calculate its ACL. DCF calculates the present value of the future expected cash flows for all loans included in the analysis at the loan’s effective interest rate. The analysis was performed using a bottom-up approach with the loan-level data. The loan-level calculations were rolled up to the pool level to get the total amortized cost of cash flow loans by each pool. The amortized cost is then discounted back to the present value. Each loan pool's allowance estimate is equal to the aggregate shortage, if any, of the present value of future cash flows compared to the amortized cost basis of the loan pool.

Shareholders and the Board of Directors of

Wilson Bank Holding Company

—–————————————————————————————————————————————————

Within its DCF model, the Company primarily employed a probability of default (“PD”) and loss given default (“LGD”) modeling approach. The PD assumption of the Company’s ACL model utilized historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis. Losses are forecasted over a period of time determined to be reasonable and supportable, and then reverted to long term historical averages. The Company adjusted its overall ACL with qualitative adjustment that are not inherently considered in the quantitative component of the methodology.

While the qualitative categories and the measurements utilized to quantify the risks associated with each of the qualitative adjustments are built primarily upon objective measurements where applicable, they are subjectively developed and interpreted by management.

The audit procedures over the reasonable and supportable forecast scenarios and qualitative adjustments utilized in management's methodology involved challenging and subjective auditor judgment. Therefore, we identified auditing the reasonable and supportable forecast scenarios and qualitative adjustments applied as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge in the industry, and subjective and complex auditor judgment was involved in the assessment of the ACL. Specifically, the assessment encompassed the evaluation of the ACL methodology, including the methods and models used to estimate the PD and LGD and their significant assumptions. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter:

•
We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the ACL, including controls related to the:
o
Continued use and appropriateness of the PD and LGD models and model validation and performance monitoring of the PD and LGD models
o
Identification and determination of the significant assumptions used in the PD and LGD models
o
Development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
o
The Company’s allowance committee’s oversight and review of the overall ACL results.

Shareholders and the Board of Directors of

Wilson Bank Holding Company

—–————————————————————————————————————————————————

•
We performed substantive procedures over the following:
o
Evaluated the reasonableness and appropriateness of the policies and methodologies employed including, but not limited to, evaluating their conceptual soundness and inspecting and testing significant assumptions and judgments
o
Evaluated management's judgments in the selection and application of the forecasted macroeconomic scenarios
o
Evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management
o
Assessed changes in qualitative factors year-over-year against overall trends in credit quality within the Company and broader trends within the industry and local and national economies to evaluate reasonableness of management’s qualitative factor adjustments.
•
We also assessed the sufficiency of the audit evidence obtained relative to the ACL by evaluating the:
o
Cumulative results of the audit procedures
o
Qualitative aspects of the Company’s accounting practices
o
Potential bias in the accounting estimates.

/s/ RubinBrown LLP

Nashville, Tennessee

February 27, 2026

We have served as the Company’s auditor since 2025.

Stephen M. Maggart, CPA, ABV, CFF J. Mark Allen, CPA Chris Conro, CPA Michael T. Holland, CPA, ABV, CFF M. Todd Maggart, CPA, ABV, CFF P. Jason Ricciardi, CPA, CGMA David B. von Dohlen, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wilson Bank Holding Company (the Company) as of December 31, 2024, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with U.S. generally accepted accounting principles.

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

1201 DEMONBREUN STREET • SUITE 1220 • NASHVILLE, TENNESSEE 37203-3140 • (615) 252-6100 • Fax • (615) 252-6105

www.maggartpc.com

To the Shareholders and the Board of Directors of

Wilson Bank Holding Company

Page Two

/s/ MAGGART & ASSOCIATES, P.C.

We have served as the Company’s auditor from 1987 to 2024.

Nashville, Tennessee
February 28, 2025

Report Of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Wilson Bank Holding Company

Opinion on Internal Control over Financial Reporting

We have audited Wilson Bank Holding Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, Wilson Bank Holding Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of earnings, comprehensive earnings, changes in shareholders’ equity and cash flows for the year then ended, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Shareholders and the Board of Directors of

Wilson Bank Holding Company

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RubinBrown LLP

Nashville, Tennessee

February 27, 2026

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

December 31, 2025 and 2024

	Dollars in thousands
	2025	2024
ASSETS

Loans, net of allowance for credit losses of $55,034 and $49,497, respectively	$4,296,095	4,042,392
Available-for-sale securities, at market (amortized cost $1,041,188 and $947,341, respectively)	966,504	827,893
Loans held for sale	2,361	2,529
Interest bearing deposits	326,234	211,271
Federal funds sold	9,792	9,791
Restricted equity securities, at cost	4,285	3,876
Total earning assets	5,605,271	5,097,752
Cash and due from banks	31,327	26,527
Premises and equipment, net	62,656	61,549
Accrued interest receivable	19,018	16,914
Deferred income taxes	34,761	46,048
Bank owned life insurance	69,348	61,948
Goodwill	5,877	4,805
Other real estate	515	—
Other assets	50,183	43,116
Total assets	$5,878,956	5,358,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$413,612	383,168
Interest-bearing	4,830,644	4,446,866
Total deposits	5,244,256	4,830,034
Accrued interest and other liabilities	53,015	48,922
Total liabilities	5,297,271	4,878,956
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock, par value $2.00 per share, authorized 50,000,000 shares, 12,145,641 and 11,876,770 shares issued and outstanding, respectively	24,291	23,754
Additional paid-in capital	170,546	150,739
Retained earnings	442,013	393,238
Noncontrolling interest in consolidated subsidiary	—	203
Accumulated other comprehensive losses, net of taxes of $19,519 and $31,217, respectively	(55,165)	(88,231)
Total shareholders’ equity	581,685	479,703
Total liabilities and shareholders’ equity	$5,878,956	5,358,659

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

Three Years Ended December 31, 2025

	Dollars In Thousands (except per share data)
	2025	2024	2023
Interest income:
Interest and fees on loans	$287,805	250,273	198,739
Interest and dividends on securities:
Taxable securities	25,138	21,569	17,597
Exempt from Federal income taxes	1,089	1,488	1,574
Interest on loans held for sale	159	189	244
Interest on federal funds sold	412	513	421
Interest on interest bearing deposits	11,234	9,753	3,697
Interest and dividends on restricted equity securities	350	331	311
Total interest income	326,187	284,116	222,583
Interest expense:
Interest on negotiable order of withdrawal accounts	7,553	8,014	5,847
Interest on money market accounts and other savings accounts	45,470	40,238	27,394
Interest on certificates of deposit and individual retirement accounts	77,433	78,491	50,341
Interest on federal funds purchased	1	1	24
Interest on Federal Home Loan Bank advances	—	—	2
Interest on finance leases	154	65	71
Total interest expense	130,611	126,809	83,679
Net interest income before provision for credit losses	195,576	157,307	138,904
Provision for credit losses - loans	7,145	5,192	6,300
Provision for credit losses - off-balance sheet exposures	(215)	(592)	(2,989)
Net interest income after provision for credit losses	188,646	152,707	135,593
Non-interest income	31,270	28,954	28,289
Non-interest expense	122,839	108,421	100,951
Earnings before income taxes	97,077	73,240	62,931
Income taxes	21,353	16,576	13,939
Net earnings	75,724	56,664	48,992
Net earnings attributable to noncontrolling interest	(25)	(134)	(54)
Net earnings attributable to Wilson Bank Holding Company	$75,699	56,530	48,938
Basic earnings per common share	$6.28	4.79	4.21
Diluted earnings per common share	$6.26	4.78	4.20
Weighted average common shares outstanding:
Basic	12,049,033	11,806,822	11,611,690
Diluted	12,088,475	11,838,589	11,641,366

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings

Three Years Ended December 31, 2025

	Dollars In Thousands
	2025	2024	2023
Net earnings	$75,724	56,664	48,992
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	42,249	(2,832)	29,136
Reclassification adjustment for net losses included in net earnings	2,515	2,742	1,009
Tax effect	(11,698)	22	(7,878)
Other comprehensive earnings (losses)	33,066	(68)	22,267
Comprehensive earnings	108,790	56,596	71,259
Comprehensive earnings attributable to noncontrolling interest	(25)	(134)	(54)
Comprehensive earnings attributable to Wilson Bank Holding Company	$108,765	56,462	71,205

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

Three Years Ended December 31, 2025

	Dollars In Thousands
	Common Stock	Additional Paid In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Balance January 1, 2023	$22,944	122,298	325,625	15	(110,430)	360,452
Cash dividends declared, $1.50 per share	—	—	(17,303)	—	—	(17,303)
Issuance of 189,471 shares of common stock pursuant to dividend reinvestment plan	379	12,600	—	—	—	12,979
Issuance of 24,711 shares of common stock pursuant to exercise of stock options	50	994	—	—	—	1,044
Share based compensation expense	—	974	—	—	—	974
Net change in fair value of available-for-sale securities during the year, net of taxes of $(7,878)	—	—	—	—	22,267	22,267
Net earnings for the year	—	—	48,938	54	—	48,992
Balance December 31, 2023	23,373	136,866	357,260	69	(88,163)	429,405
Cash dividends declared, $1.75 per share	—	—	(20,552)	—	—	(20,552)
Issuance of 203,489 shares of common stock pursuant to dividend reinvestment plan	407	14,325	—	—	—	14,732
Issuance of 14,011 shares of common stock pursuant to exercise of stock options	28	547	—	—	—	575
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,725 restricted stock units	5	(5)	—	—	—	—
Repurchase of 30,187 common shares	(60)	(2,121)	—	—	—	(2,181)
Share based compensation expense	—	1,128	—	—	—	1,128
Net change in fair value of available-for-sale securities during the year, net of taxes of $22	—	—	—	—	(68)	(68)
Net earnings for the year	—	—	56,530	134	—	56,664
Balance December 31, 2024	23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $2.25 per share	—	—	(26,929)	—	—	(26,929)
Issuance of 243,363 shares of common stock pursuant to dividend reinvestment plan	487	18,116	—	—	—	18,603
Issuance of 19,463 shares of common stock pursuant to exercise of stock options	38	616	—	—	—	654
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 5,676 restricted stock units	11	(11)	—	—	—	—
Forfeiture of performance stock units	—	—	2	—	—	2
Forfeiture of restricted stock units	—	—	3	—	—	3
Share based compensation expense	—	1,087	—	—	—	1,087
Net change in fair value of available-for-sale securities during the year, net of taxes of $(11,698)	—	—	—	—	33,066	33,066
Net earnings for the year	—	—	75,699	25	—	75,724
Sale of subsidary interest	—	—	—	(228)	—	(228)
Balance December 31, 2025	$24,291	170,546	442,013	—	(55,165)	581,685

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2025

	Dollars In Thousands
	2025	2024	2023
OPERATING ACTIVITIES
Consolidated net income	$75,724	56,664	48,992
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Provision for credit losses	6,930	4,600	3,311
Deferred tax expense (benefit)	(411)	(551)	(2,029)
Depreciation and amortization of premises and equipment	4,277	4,133	4,313
Loss on sale of fixed assets	131	303	55
Net amortization of securities	480	1,699	2,879
Net realized losses on sales of securities	2,515	2,742	1,009
Gains on mortgage loans sold, net	(2,336)	(3,068)	(2,635)
Share-based compensation expense	1,087	1,128	974
Loss on sale of other assets	2	8	10
Loss on sale of investment in joint venture	4	—	—
Increase in value of life insurance and annuity contracts	(2,257)	(1,817)	(1,667)
Mortgage loans originated for resale	(72,510)	(52,549)	(73,984)
Proceeds from sale of mortgage loans	75,014	55,382	77,680
Gain on lease modification	(52)	—	(1,463)
Right of use asset amortization	432	407	29
Amortization of premium on loans	68	—	—
Amortization of core deposit intangibles	34	—	—
Accretion of premium on time deposits	(49)	—	—
Amortization of mortgage servicing rights	337	343	227
Change in
Accrued interest receivable	(2,073)	(1,717)	(3,800)
Other assets	(938)	(6,315)	9,146
Accrued interest payable	1,925	1,525	21,055
Other liabilities	1,619	(936)	2,002
TOTAL ADJUSTMENTS	14,229	5,317	37,112
NET CASH PROVIDED BY OPERATING ACTIVITIES	89,953	61,981	86,104
INVESTING ACTIVITIES
Activities in available for sale securities
Purchases	(240,911)	(169,439)	(51,116)
Sales	75,928	86,248	32,740
Maturities, prepayments and calls	68,141	61,848	56,364
Redemptions (purchases) of restricted equity securities	(409)	(440)	921
Net increase in loans	(246,443)	(495,811)	(442,452)
Purchase of buildings, leasehold improvements, and equipment	(3,699)	(3,494)	(4,643)
Proceeds from sale of premises and equipment	36	—	—
Proceeds from sale of other assets	55	65	49
Purchase of life insurance and annuity contracts	(12,179)	(710)	—
Redemption of annuity contracts	524	523	419
Decrease in cash from sale of joint venture	(228)	—	—
Cash received from acquisition, net	8,132	—	—
NET CASH USED IN INVESTING ACTIVITIES	(351,053)	(521,210)	(407,718)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	307,250	219,543	(324,417)
Net change in deposits - time	81,636	243,385	798,818
Change in escrow balances	(274)	(1,285)	(1,631)
Repayment of finance lease obligation	(81)	(34)	(30)
Issuance of common stock related to exercise of stock options	654	575	1,044
Forfeiture of performance stock units	2	—	—
Forfeiture of restricted stock units	3	—	—
Repurchase of common stock	—	(2,181)	—
Cash dividends paid on common stock	(8,326)	(5,820)	(4,324)
NET CASH PROVIDED BY FINANCING ACTIVITIES	380,864	454,183	469,460
NET CHANGE IN CASH AND CASH EQUIVALENTS	119,764	(5,046)	147,846
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	247,589	252,635	104,789
CASH AND CASH EQUIVALENTS - END OF YEAR	$367,353	247,589	252,635

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

Three Years Ended December 31, 2025

	Dollars In Thousands
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$128,649	$125,284	$62,624
Taxes
Federal	19,754	N/A	N/A
State	3,689	N/A	N/A
Total taxes (1)	$23,443	$18,844	$16,511
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $(11,698) in 2025, $22 in 2024, and $(7,878) in 2023	$33,066	$(68)	$22,267
Non-cash transfers from loans to other real estate	$515	$—	$—
Non-cash transfers from loans to other assets	$54	$60	$—
(1)
Disclosure of federal and state tax is required for 2025 as a result of adoption of ASU 2023-09, on a prospective basis.

	Dollars In Thousands
	2025	2024	2023
Cash and cash equivalents summary:
Interest bearing deposits	$326,234	$211,271	$213,701
Federal funds solds	9,792	9,791	10,159
Cash and due from banks	31,327	26,527	28,775
Cash and cash equivalents - end of period	$367,353	$247,589	$252,635

See accompanying notes to consolidated financial statements.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

(a)
Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Wilson Bank and through the period of investment, Wilson Bank's 51% owned subsidiary, Encompass Home Lending, LLC ("Encompass"). Effective June 1, 2025, the Bank sold its 51% membership interest in Encompass to Encompass Home Lending Investors, LLC, which owned 49% of the outstanding membership interests in Encompass prior to the sale. Encompass offers residential mortgage banking services to customers of certain home builders in the Company's markets as well as other mortgage customers. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)
Nature of Operations

Wilson Bank operates under a state bank charter and provides full banking services. As a Tennessee state-chartered bank that is not a member of the Federal Reserve, Wilson Bank is subject to regulations of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). The primary areas served by Wilson Bank include Wilson County, DeKalb County, Rutherford County, Smith County, Trousdale County, Putnam County, Sumner County, Hamilton County, Davidson County and Williamson County, Tennessee and surrounding counties in Middle Tennessee. As of December 31, 2025, services were provided at the main office, thirty-one branch locations and one loan production office.

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

(d)
Significant Group Concentrations of Risk

Most of the Company’s activities are with customers located within Middle Tennessee. The types of securities in which the Company invests are described in Note 3. The types of lending in which the Company engages are described in Note 2. The Company does not have any significant concentrations to any one industry or customer other than as disclosed in Note 2 and Note 9.

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

As part of its routine credit monitoring process, the Company performs regular credit reviews of the loan portfolio and loans receive risk ratings by the assigned officer, which are subject to validation by the Company's independent loan review department. Risk ratings are categorized as pass, special mention, substandard or doubtful. The Company believes that its categories follow those outlined by the FDIC, Wilson Bank's primary federal regulator.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

(f)
Allowance for Credit Losses- Loans

The allowance for credit losses on loans calculated in accordance with ASC 326, utilizes the current expected credit loss (“CECL”) model which requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures based on historical experience, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASC 326 includes certain changes to the accounting for available-for-sale securities including the requirement to present credit losses as an allowance rather than as a direct write-down for available-for-sale securities management does not intend to sell or believes that it is more likely than not they will not be required to sell.

Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 2 - Loans and Allowance for Credit Losses.

(g)
Allowance for Credit Losses-Off-Balance Sheet Credit Exposures

The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The expected amount of funding is based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. The allowance is reported as a component of accrued interest and other liabilities in the Company's consolidated balance sheets. Adjustments to the allowance are reported in the Company's consolidated statements of earnings as a component of provision for credit losses - off-balance sheet exposures.

Estimating credit losses on amounts expected to be funded uses the same methodology as described for loans above in paragraph (f) of this Note 1 - Summary of Significant Accounting Policies, as if such commitments were funded.

(h)
Debt Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value based on available market prices, with unrealized gains and losses excluded from earnings and reported in other comprehensive earnings (loss) on an after-tax basis. Securities classified as “available- for-sale” are held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity or mix of Company assets and liabilities or demand for liquidity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal and interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

No securities have been classified as trading securities or held-to-maturity securities at December 31, 2025 or 2024.

(i)
Allowance for Credit Losses - Securities Available-for-Sale

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security's amortized cost basis is written down to fair value through net earnings. If the Company intends to hold the securities and it is more likely than not that the Company will not be required to sell before recovery of their amortized cost bases, the securities will be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and a credit rating of AA+ or higher issued by a nationally recognized statistical rating organization. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration. If it is determined a credit impairment has occurred, the portion of the impairment that is determined to be credit related will be recorded as an allowance for credit losses with an offsetting entry to net earnings. Non-credit related impairment is recognized in other comprehensive earnings.

(j)
Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net earnings. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

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

(p)
Goodwill and Other Intangible Assets

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Goodwill arises from business combinations and is determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected September 30th as the date to perform the annual impairment test. No impairment was determined as a result of the test performed by the Company on September 30, 2025. Intangible assets with finite useful lives are amortized over their estimated useful lives to their estimated residual values. Amortized intangibles must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. An impairment loss related to intangible assets with finite useful lives is recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

Other intangible assets consist of core deposit intangibles arising from a branch acquisition completed in 2025, and are amortized over a useful life of ten years.

(q)
Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for loans with a maturity similar to the term of the lease as of the date of commencement or renewal. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year).

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

(r)
Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the consolidated statements of net earnings effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within non-interest income on the consolidated statements of net earnings. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Servicing fee income, which is reported in Note 10 Non-Interest Income and Expense as mortgage servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against servicing fee income. Servicing fees totaled $312,000, $(1,000), and $9,000 for the years ended December 31, 2025, 2024 and 2023. Late fees and ancillary fees related to loan servicing are not significant.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock options and cash-settled SARs, and utilizes the price at which the Company's common stock was last traded and the transaction settled in the Company's stock transfer records and of which the Company was aware on the date closest, but prior to, the date of grant to determine the grant date fair value of restricted share unit awards and restricted share awards.

(y)
Retirement Plans

Employee 401(k) and profit sharing plan expense is the amount of matching contributions and profit sharing contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(z) Advertising Costs

Advertising costs are expensed as incurred by the Company and totaled $4,812,000, $3,512,000 and $3,714,000 for 2025, 2024 and 2023, respectively.

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

(bb) Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings and other comprehensive earnings. Other comprehensive earnings includes unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as separate components of equity.

(cc) Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(dd) Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

(ee) Segment Reporting

Management analyzes the operations of the Company as one operating segment, banking.

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

(gg) Reclassification

Certain reclassifications have been made to the 2024 and 2023 figures to conform to the presentation for 2025.

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

(ii) Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through February 27, 2026, which is the date the financial statements were available to be issued.

Divestiture of Wilson Bank Credit Card

Effective January 1, 2026, Wilson Bank formally approved its commitment to divest the credit card business, and entered into a definitive agreement with Elan Financial Services, the purchaser of this business. The transaction closed in January 2026; however, Wilson Bank will continue to subservice the credit cards until February 2027. In connection with the sale, credit card balances of $6.7 million were moved out of our portfolio and a premium of $1.1 million was recognized into income, based upon the sales agreement with Elan Financial Services. The reserve for credit card points in the amount of $1.2 million was reversed and an additional expense of $120,000 for such points was recognized on the settlement date.

(jj) Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract with the customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4. Allocate the transaction price. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

(kk) Accounting Standard Updates

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

December 31, 2025, 2024 and 2023

modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company has moved all of its LIBOR-based loans to its preferred replacement index, a Secured Overnight Financing Rate ("SOFR") based index.

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." In November 2023, the FASB issued this pronouncement which requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements unless it is impracticable. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements. See Note 24, Segment Information, for additional information.

ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." In December 2023, the FASB issued this pronouncement which amends the guidance for income tax disclosures to include certain required disclosures related to tax rate reconciliations, including certain categories of expense requiring disclosure, income taxes paid, including disclosure of taxes paid disaggregated by nation, state, and foreign taxes, and other disclosures for disaggregation of income before income tax expense (or benefit) and income tax expense (or benefit) by domestic and foreign allocation. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The adoption of ASU 2023-09 did not have a significant impact on the Company's financial statements.

ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)". In November 2024, the FASB issued this pronouncement which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance (as further clarified through ASU 2025-01, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40))" is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its consolidated financial statements and accompanying notes.

ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans". In November 2025, the FASB issued this pronouncement to update ASC 326: Financial Instruments – Credit Losses to address concerns regarding complexity and lack of comparability in the accounting for purchased loans under the current credit loss standard (Topic 326). This ASU removes the previous distinction in accounting between purchased credit-deteriorated (“PCD”) assets and non-PCD assets by applying the gross-up accounting method; formerly used only for PCD assets, to most acquired loans. These loans will now be designated as purchased seasoned loans (“PSLs”). This change eliminates the Day-1 credit loss expense on PSLs by recognizing expected credit losses at acquisition without immediate impact to earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years. and is to be applied prospectively, with early adoption permitted. The Company is assessing ASU 2025-08, including the potential effect on the accounting for loans acquired in future acquisitions.

ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". In November 2025, the FASB issued this pronouncement which updates the hedge accounting guidance to improve alignment between hedge accounting and an entity’s risk management activities and to clarify and simplify the application of certain hedge accounting requirements. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is assessing ASU 2025-09 and its impact on its consolidated financial statements and accompanying notes.

Other than those previously discussed, there were no other recently issued accounting pronouncements that are expected to materially impact the Company.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

The classification of loans at December 31, 2025 and 2024 is as follows:

	In Thousands
	2025	2024
Residential 1-4 family real estate	$1,277,698	$1,133,966
Commercial and multi-family real estate	1,635,488	1,544,340
Construction, land development and farmland	900,013	941,193
Commercial, industrial and agricultural	179,583	144,619
1-4 family equity lines of credit	263,707	235,240
Consumer and other	107,348	106,235
Total loans before net deferred loan fees	4,363,837	4,105,593
Net deferred loan fees	(12,708)	(13,704)
Total loans	4,351,129	4,091,889
Less: Allowance for credit losses	(55,034)	(49,497)
Net loans	$4,296,095	4,042,392

At December 31, 2025, variable rate and fixed rate loans totaled $3,684,671,000 and $679,166,000, respectively. At December 31, 2024, variable rate and fixed rate loans totaled $3,466,953,000 and $638,640,000 respectively.

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans generally rely on estimates of projects costs and the anticipated value of the complete project, while the Company strives to ensure the accuracy of these estimates, it is possible for these estimates to be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, the value of completed projects, general economic conditions and the availability of long-term financing. Farmland loans are secured by agricultural real estate and are made to finance the acquisition, improvement, or refinancing of farmland used for crop production, livestock operations, or other agricultural purposes. Repayment is primarily dependent on cash flows generated from agricultural operations and secondarily on the value of the underlying farmland collateral. Borrower cash flows may be affected by commodity prices, weather conditions, input costs, and agricultural policies. These loans are underwritten based on borrower financial strength, management experience, and collateral value supported by independent appraisals. Farmland loans are monitored through ongoing financial analysis and periodic collateral reviews.

Residential 1-4 family real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

from the property or from the sale of the property. This loan segment also includes closed-end home equity loans that are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, and maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

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

Commercial, industrial, and agricultural: The commercial, industrial, and agricultural loan portfolio segment includes commercial, industrial, and agricultural loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial, industrial, and agricultural loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower, if any. The cash flows of borrowers, however, may not be as expected and any collateral securing these loans may fluctuate in value. Most commercial, industrial, and agricultural loans are secured by the assets being financed or other business assets such as accounts receivable, inventory, crops, or livestock and usually incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following tables present the Company’s nonaccrual loans, certain credit quality indicators and past due loans as of December 31, 2025 and 2024.

Loans on Nonaccrual Status

	In Thousands
	2025	2024
Residential 1-4 family real estate	$7,206	$452
Commercial and multi-family real estate	13,135	3,616
Construction, land development and farmland	5,926	—
Commercial, industrial and agricultural	156	—
1-4 family equity lines of credit	208	750
Consumer and other	24	—
Total	$26,655	$4,818

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

The Company recognized $690,000 and reversed $1,910,000 out of interest income on nonaccrual loans for the year ended December 31, 2025. The impact on net interest income from nonaccrual loans was not material to the Company's results for the years ended December 31, 2024 and December 31, 2023. At December 31, 2025 and 2024 nonaccrual loans for which no related allowance for credit losses was recorded totaled $17,482,000 and $750,000, respectively.

At December 31, 2025, the Company had nine collateral dependent loans totaling $22,113,000 that were on non-accruing interest status. At December 31, 2024 the Company had two collateral dependent loans totaling $4,366,000 that were on non-accruing interest status. In each case, at the date such loans were placed on nonaccrual status, the Company reversed all previously accrued interest income.

Potential problem loans, which include nonperforming loans, amounted to approximately $63.9 million, or 1.46% of total loans, at December 31, 2025 compared to $48.0 million, or 1.17% of total loans, at December 31, 2024. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, Wilson Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful, excluding the impact of nonperforming loans.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Credit Quality Indicators

The following table presents loan balances classified within each risk rating category by primary loan type and based on year of origination as well as current period gross charge-offs by primary loan type and based on year of origination as of December 31, 2025.

	In Thousands
							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
December 31, 2025
Residential 1-4 family real estate:
Pass	$251,472	273,598	127,490	232,254	192,674	158,663	12,447	1,248,598
Special mention	24	6,787	2,076	2,831	840	5,470	683	18,711
Substandard	—	5,289	2,444	1,627	194	432	403	10,389
Total Residential 1-4 family real estate	$251,496	285,674	132,010	236,712	193,708	164,565	13,533	1,277,698
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate:
Pass	$187,256	255,335	173,813	305,695	329,221	304,032	63,988	1,619,340
Special mention	257	—	—	—	—	786	1,970	3,013
Substandard	—	—	1,607	11,528	—	—	—	13,135
Total Commercial and multi-family real estate	$187,513	255,335	175,420	317,223	329,221	304,818	65,958	1,635,488
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	438	—	—	—	—	438
Construction, land development and farmland:
Pass	$296,559	243,565	25,224	81,838	24,777	22,370	193,506	887,839
Special mention	34	1,391	1,814	984	893	237	895	6,248
Substandard	—	—	671	3,362	—	—	1,893	5,926
Total Construction, land development and farmland	$296,593	244,956	27,709	86,184	25,670	22,607	196,294	900,013
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	157	157
Commercial, industrial and agricultural:
Pass	$51,176	22,112	9,100	21,169	2,921	26,067	45,741	178,286
Special mention	481	—	535	11	1	6	107	1,141
Substandard	—	—	40	—	—	—	116	156
Total Commercial, industrial and agricultural	$51,657	22,112	9,675	21,180	2,922	26,073	45,964	179,583
Commercial, industrial and agricultural:
Current-period gross charge-offs	$140	86	75	6	2	—	31	340
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	258,844	258,844
Special mention	—	—	—	—	—	—	4,655	4,655
Substandard	—	—	—	—	—	—	208	208
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	263,707	263,707
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$31,038	15,267	9,637	3,217	843	18,753	28,277	107,032
Special mention	29	51	129	77	5	6	2	299
Substandard	—	2	—	—	6	9	—	17
Total Consumer and other	$31,067	15,320	9,766	3,294	854	18,768	28,279	107,348
Consumer and other:
Current-period gross charge-offs	$79	87	119	105	3	—	828	1,221

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following table presents loan balances classified within each risk rating category based on year of origination as of December 31, 2025.

	In Thousands
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025
Pass	$817,501	809,877	345,264	644,173	550,436	529,885	602,803	4,299,939
Special mention	825	8,229	4,554	3,903	1,739	6,505	8,312	34,067
Substandard	—	5,291	4,762	16,517	200	441	2,620	29,831
Total	$818,326	823,397	354,580	664,593	552,375	536,831	613,735	4,363,837

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following table presents loan balances classified within each risk rating category by primary loan type and based on year of origination as well as current period gross charge-offs by primary loan type and based on year of origination as of December 31, 2024.

	In Thousands

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Residential 1-4 family real estate:
Pass	$281,651	136,736	278,556	220,533	76,275	118,960	12,941	1,125,652
Special mention	950	1,817	1,607	196	—	2,528	401	7,499
Substandard	—	—	—	376	—	365	74	815
Total Residential 1-4 family real estate	$282,601	138,553	280,163	221,105	76,275	121,853	13,416	1,133,966
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	24	—	24
Commercial and multi-family real estate:
Pass	$285,939	119,202	311,740	347,484	130,226	255,968	61,885	1,512,444
Special mention	—	3,615	23,228	—	705	4,275	—	31,823
Substandard	—	—	—	—	—	73	—	73
Total Commercial and multi- family real estate	$285,939	122,817	334,968	347,484	130,931	260,316	61,885	1,544,340
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland:
Pass	$283,747	199,987	153,429	58,913	13,992	12,486	215,394	937,948
Special mention	27	256	135	120	—	45	2,533	3,116
Substandard	—	—	129	—	—	—	—	129
Total Construction, land development and farmland	$283,774	200,243	153,693	59,033	13,992	12,531	217,927	941,193
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural:
Pass	$26,697	12,781	29,634	4,071	9,610	22,762	38,586	144,141
Special mention	147	131	73	10	—	—	106	467
Substandard	—	—	—	—	11	—	—	11
Total Commercial, industrial and agricultural	$26,844	12,912	29,707	4,081	9,621	22,762	38,692	144,619
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	—	30	4	—	—	8	42
1-4 family equity lines of credit:
Pass	$—	—	—	—	—	—	231,480	231,480
Special mention	—	—	—	—	—	—	2,754	2,754
Substandard	—	—	—	—	—	—	1,006	1,006
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	235,240	235,240
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Consumer and other:
Pass	$28,133	16,632	7,509	2,525	12,316	9,204	29,604	105,923
Special mention	3	62	104	27	29	14	1	240
Substandard	6	21	37	8	—	—	—	72
Total Consumer and other	$28,142	16,715	7,650	2,560	12,345	9,218	29,605	106,235
Consumer and other:
Current-period gross charge-offs	$24	147	141	10	—	—	634	956

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following table presents loan balances classified within each risk rating category based on year of origination as of December 31, 2024.

	In Thousands
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024
Pass	$906,167	485,338	780,868	633,526	242,419	419,380	589,890	4,057,588
Special mention	1,127	5,881	25,147	353	734	6,862	5,795	45,899
Substandard	6	21	166	384	11	438	1,080	2,106
Total	$907,300	491,240	806,181	634,263	243,164	426,680	596,765	4,105,593

Age Analysis of Past Due Loans

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Nonaccrual and Greater Than 89 Days Past Due	Total Nonaccrual and Past Due	Current	Total Loans	Recorded Investment Greater Than 89 Days Past Due and Accruing
December 31, 2025
Residential 1-4 family real estate	$7,330	7,172	8,854	23,356	1,254,342	1,277,698	$1,648
Commercial and multi-family real estate	420	651	13,135	14,206	1,621,282	1,635,488	—
Construction, land development and farmland	1,190	1,188	5,926	8,304	891,709	900,013	—
Commercial, industrial and agricultural	1,053	112	156	1,321	178,262	179,583	—
1-4 family equity lines of credit	1,424	1,263	208	2,895	260,812	263,707	—
Consumer and other	522	112	49	683	106,665	107,348	25
Total	$11,939	10,498	28,328	50,765	4,313,072	4,363,837	$1,673
December 31, 2024
Residential 1-4 family real estate	$5,854	1,462	766	8,082	1,125,884	1,133,966	$314
Commercial and multi-family real estate	—	2	3,616	3,618	1,540,722	1,544,340	—
Construction, land development and farmland	742	—	162	904	940,289	941,193	162
Commercial, industrial and agricultural	184	562	113	859	143,760	144,619	113
1-4 family equity lines of credit	960	581	840	2,381	232,859	235,240	90
Consumer and other	568	137	52	757	105,478	106,235	52
Total	$8,308	2,744	5,549	16,601	4,088,992	4,105,593	$731

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

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. Together, the probability of default and loss given default models with the use of reasonable and supportable forecasts generate estimates for cash flows expected and not expected

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The use of reasonable and supportable forecasts requires significant judgment. Management leverages economic projections from a reputable and independent third party to inform and provide its reasonable and supportable economic forecasts. The Company’s model reverts to a straight line basis for purposes of estimating cash flows beyond a period deemed reasonable and supportable. The Company forecasts probability of default and loss given default based on economic forecast scenarios over a six quarter time period before reverting to a straight line basis based on absolute historical quarterly changes in the economic variables utilized. The duration of the forecast horizon, the period over which forecasts revert to a straight line basis, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of our loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s probability of default and loss given default, which can drive changes in the determination of the ACL. Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows expected to be collected. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

Transactions in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	In Thousands
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2025
Allowance for credit losses - loans:
Beginning balance	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision	6,000	(3,760)	2,237	2,011	(287)	944	7,145
Charge-offs	—	(438)	(157)	(340)	—	(1,221)	(2,156)
Recoveries	37	—	20	60	—	431	548
Ending balance	$15,745	16,005	16,763	3,433	1,603	1,485	55,034

	In Thousands
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
December 31, 2024
Allowance for credit losses - loans:
Beginning balance	$8,765	17,422	14,027	1,533	1,809	1,292	44,848
Provision	928	2,781	616	189	81	597	5,192
Charge-offs	(24)	—	—	(42)	—	(956)	(1,022)
Recoveries	39	—	20	22	—	398	479
Ending balance	$9,708	20,203	14,663	1,702	1,890	1,331	49,497

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

The following tables present the amortized cost basis of collateral dependent loans at December 31, 2025 and December 31, 2024 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
December 31, 2025
Residential 1-4 family real estate	$3,038	—	3,038
Commercial and multi-family real estate	13,133	—	13,133
Construction, land development and farmland	5,922	—	5,922
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$22,093	—	22,093

	In Thousands
	Real Estate	Other	Total
December 31, 2024
Residential 1-4 family real estate	$1,485	—	1,485
Commercial and multi-family real estate	31,273	—	31,273
Construction, land development and farmland	2,521	—	2,521
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	2,009	—	2,009
Consumer and other	—	—	—
	$37,288	—	37,288

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023 the Company adopted ASU 2022-02 which eliminated the accounting guidance for TDRs and requires disclosures for certain loan modifications when a borrower is experiencing financial difficulty.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following tables present the amortized cost basis of loans at December 31, 2025, 2024 and 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025, twelve months ended December 31, 2024, or twelve months ended December 31, 2023 by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	(In Thousands)
Twelve Months Ended December 31, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Residential 1-4 family real estate	$—	$1,785	$1,412	$297	$1,390	$43	0.39%
Commercial and multi-family real estate	—	1,607	—	—	—	—	0.10%
Construction, land development and farmland	—	3,357	299	—	—	—	0.41%
Commercial, industrial and agricultural	—	—	93	—	—	—	0.05%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$6,749	$1,804	$297	$1,390	$43	0.24%

As of December 31, 2025, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
Twelve Months Ended December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Residential 1-4 family real estate	$—	$408	$1,485	$—	$—	$—	0.17%
Commercial and multi-family real estate	—	—	23,604	—	—	—	1.53%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$408	$25,089	$—	$—	$—	0.62%

As of December 31, 2024 the Company had not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
Twelve Months Ended December 31, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Residential 1-4 family real estate	$—	$947	$—	$—	$—	$—	0.10%
Commercial and multi-family real estate	—	2,406	—	—	—	—	0.18%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	93	—	—	—	0.07%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,353	$93	$—	$—	$—	0.10%

As of December 31, 2023 the Company had not committed to lend additional amounts to the borrowers included in the previous table.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified within the last twelve months as of December 31, 2025:

	In Thousands
December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
Residential 1-4 family real estate	$1,761	$1,000	$—	$2,166	$4,927
Commercial and multi-family real estate	1,607	—	—	—	1,607
Construction, land development and farmland	—	—	—	3,656	3,656
Commercial, industrial and agricultural	—	93	—	—	93
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,368	$1,093	$—	$5,822	$10,283

As evidenced in the table above, $4,461,000 of the $10,283,000 of loans that were modified within the twelve months prior to December 31, 2025 were thirty (30) days or more past due at December 31, 2025.

The following table presents the performance of such loans that have been modified for the twelve months ended December 31, 2024:

	In Thousands
December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
Residential 1-4 family real estate	$—	$—	$—	$1,893	$1,893
Commercial and multi-family real estate	—	—	—	23,604	23,604
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$25,497	$25,497

As evidenced above, no loans that were modified within the twelve months prior to December 31, 2024 were thirty (30) days or more past due at December 31, 2024.

The following table presents the performance of such loans that have been modified for the twelve months ended December 31, 2023:

	In Thousands
December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
Residential 1-4 family real estate	$—	$—	$—	$947	$947
Commercial and multi-family real estate	—	—	—	2,406	2,406
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	93	93
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$3,446	$3,446

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

As evidenced above, no loans that were modified within the twelve months prior to December 31, 2023 were thirty (30) days or more past due at December 31, 2023.

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2025, 2024 and 2023. (dollars in thousands):

Twelve Months Ended December 31, 2025	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.36%	26	6
Commercial and multi-family real estate	—	—	—	7
Construction, land development and farmland	—	—	11	6
Commercial, industrial and agricultural	—	—	19	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	0.36%	24	6

Twelve Months Ended December 31, 2024	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	6	4
Commercial and multi-family real estate	—	—	11	—
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	—%	9	4

Twelve Months Ended December 31, 2023	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	—	10
Commercial and multi-family real estate	—	—	—	3
Construction, land development and farmland	—	—	—	—
Commercial, industrial and agricultural	—	—	37	—
1-4 family equity lines of credit	—	—	—	—
Consumer and other	—	—	—	—
Total	$—	—%	37	8

The following tables present the amortized cost basis of loans that had a payment default during the twelve months ended December 31, 2025, 2024 and 2023 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

	In Thousands
Twelve Months Ended December 31, 2025	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction
Residential 1-4 family real estate	$—	$1,785	$928	$297	$679	$—
Commercial and multi-family real estate	—	1,607	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	93	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	$—	$3,392	$1,021	$297	$679	$—

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

In Thousands
Twelve Months Ended December 31, 2024	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

In Thousands
Twelve Months Ended December 31, 2023	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension and Interest Rate Reduction
Residential 1-4 family real estate	$—	$—	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

There were payment defaults during the twelve months ended December 31, 2025 on $5,389,000 of loans that had been modified in the twelve months prior to December 31, 2025, and there were no payment defaults during the twelve months ended December 31, 2024 and 2023 on loans that had been modified in the twelve months prior to December 31, 2024 and December 31, 2023, respectively.

Upon the Company's determination that a modified loan (or a portion of a modified loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of December 31, 2025 the Bank had four loans totaling $12,266,000 in the process of foreclosure which consisted of three 1-4 family real estate and one large commercial real estate loan. At December 31, 2024 the Bank had four loans totaling $1,073,000 in the process of foreclosure.

The Company’s principal customers are primarily in Middle Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral vary depending upon the purpose of the credit and the borrower’s financial condition. In the normal course of business, Wilson Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to their affiliates. The aggregate amount of these loans was $10,081,000 and $9,388,000 at December 31, 2025 and 2024, respectively. None of these loans were restructured, charged-off or involved more than the normal risk of collectibility or presented other unfavorable features during any of the three years ended December 31, 2025.

An analysis of the activity with respect to such loans to related parties is as follows:

	In Thousands
	December 31,
	2025	2024
Balance, January 1	$9,388	$7,768
New loans and renewals during the year	11,326	13,562
Repayments (including loans paid by renewal) during the year	(10,633)	(11,942)
Balance, December 31	$10,081	$9,388

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

In 2025, 2024 and 2023, Wilson Bank originated mortgage loans for sale into the secondary market of $72,510,000, $52,549,000 and $73,984,000, respectively. The fees and gain on sale of these loans totaled $2,336,000, $3,068,000 and $2,635,000 in 2025, 2024 and 2023, respectively.

In some instances, Wilson Bank sells loans that contain provisions which permit the buyer to seek recourse against Wilson Bank in certain circumstances. At December 31, 2025 and 2024, total mortgage loans sold with recourse in the secondary market aggregated $55,166,000 and $56,896,000, respectively. At December 31, 2025, Wilson Bank has not been required to repurchase a significant amount of the mortgage loans originated by Wilson Bank and sold in the secondary market. Management expects no significant losses to result from these recourse provisions.

(3)
Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at December 31, 2025 consist of the following:

	Securities Available-For-Sale
	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$149,261	136	10,807	138,590
Mortgage-backed securities	665,620	2,472	44,794	623,298
Asset-backed securities	47,868	47	1,135	46,780
Corporate notes and other	4,500	—	48	4,452
Obligations of states and political subdivisions	173,939	79	20,634	153,384
	$1,041,188	2,734	77,418	966,504

The Company’s classification of securities at December 31, 2024 was as follows:

	Securities Available-For-Sale
	In Thousands

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies	$4,927	—	389	4,538
U.S. Government-sponsored enterprises (GSEs)	183,912	8	21,947	161,973
Mortgage-backed securities	520,729	55	66,588	454,196
Asset-backed securities	51,110	108	401	50,817
Corporate notes and other	2,500	—	104	2,396
Obligations of states and political subdivisions	184,163	—	30,190	153,973
	$947,341	171	119,619	827,893

As of December 31, 2025 and December 31, 2024, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $218,479,000 (fair value of $204,388,000) and $146,369,000 (fair value of $126,426,000) at December 31, 2025 and 2024, respectively.

The amortized cost and estimated market value of debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities of mortgage and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	In Thousands
Securities Available-For-Sale	Amortized Cost	Fair Value
Due in one year or less	$841	836
Due after one year through five years	113,288	105,210
Due after five years through ten years	253,401	233,602
Due after ten years	673,658	626,856
	$1,041,188	966,504

Results from sales of debt securities are as follows:

	In Thousands
	2025	2024	2023
Gross proceeds	$75,928	86,248	32,740
Gross realized gains	$2,372	4,587	17
Gross realized losses	(4,887)	(7,329)	(1,026)
Net realized gains (losses)	$(2,515)	(2,742)	(1,009)

Securities carried on the balance sheet of approximately $603,852,000 (approximate market value of $551,499,000) and $581,017,000 (approximate market value of $499,585,000) were pledged to secure public deposits and for other purposes as required or permitted by law at December 31, 2025 and 2024, respectively.

At December 31, 2025, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Included in the securities above are $98,000,000 (approximate market value of $86,000,000) and $104,000,000 (approximate market value of $87,000,000) at December 31, 2025 and 2024, respectively, in obligations of political subdivisions located within the states of Tennessee, Alabama, and Texas.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
Debt securities:
U.S. Government-sponsored enterprises (GSEs)	5,003	22	1	121,994	10,785	52	126,997	10,807
Mortgage-backed securities	133,756	532	24	321,141	44,262	205	454,897	44,794
Asset-backed securities	6,972	32	3	22,415	1,103	9	29,387	1,135
Corporate notes and other	4,452	48	2	—	—	—	4,452	48
Obligations of states and political subdivisions	—	—	—	148,056	20,634	148	148,056	20,634
	$150,183	$634	30	$613,606	$76,784	414	$763,789	$77,418

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

The applicable date for determining when securities are in an unrealized loss position is December 31, 2025 and 2024. As such, it is possible that a security had a market value less than its amortized cost on other days during the twelve-month periods ended December 31, 2025 and 2024, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at December 31, 2025 and 2024, the Company had unrealized losses of $77.4 million and $119.6 million on $763.8 million and $791.0 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1. Summary of Significant Accounting Policies, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at December 31, 2025, and it is not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and a credit rating of AA+ or higher issued by a nationally recognized statistical rating organization. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at December 31, 2025 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at December 31, 2025. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At December 31, 2025, approximately 99% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary with respect to these securities at December 31, 2025.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $8.2 million which had unrealized losses of approximately $1.1 million at December 31, 2025. These non-agency mortgage-backed securities were rated AAA at December 31, 2025. The Company monitors to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher) or the bonds have been refunded. Management does not intend to sell the securities and it is not

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

more-likely-than-not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset-backed and other amortizing debt securities with a fair value of $46.8 million which had unrealized losses of approximately $1.1 million at December 31, 2025. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the bonds.

Corporate Notes and Other

Corporate notes and other consists of corporate bonds and subordinated debt obligations. As of December 31, 2025 corporate notes and other consisted of two subordinated debt obligations issued by other bank holding companies. The Company performs ongoing monitoring of the issuers financial condition and credit quality through periodic review of financial statements and other relevant information.

(4)
Restricted Equity Securities

Restricted equity securities consists of stock of the FHLB of Cincinnati amounting to $4,285,000 and $3,876,000 at December 31, 2025 and 2024, respectively. The stock can be sold back only at par or a value as determined by the issuing institution and only to the respective financial institution or to another member institution. These securities are recorded at cost.

(5)
Premises and Equipment

The detail of premises and equipment at December 31, 2025 and 2024 is as follows:

	In Thousands
	2025	2024
Land	$21,138	$20,762
Buildings	55,281	52,664
Leasehold improvements	1,911	1,934
Furniture and equipment	20,012	19,097
Automobiles	554	511
Construction-in-progress	267	300
	99,163	95,268
Less accumulated depreciation	(36,507)	(33,719)
	$62,656	$61,549

During 2025, 2024 and 2023, payments of $15,000, $1,100,000 and $1,442,000, respectively, were made to an entity owned by a director for the construction of buildings utilized by Wilson Bank and repair work on existing buildings utilized by Wilson Bank.

Depreciation expense was $4,028,000, $4,040,000 and $4,221,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

(6)
Goodwill and Intangible Assets

The Company's goodwill results from the excess of purchase price over the applicable book value of the net assets acquired related to outside ownership of two previously 50% owned subsidiaries that the Company acquired 100% of in 2005 and the acquisition of a branch office of another bank that the Company acquired in 2025. The Company has one reportable segment and one reporting unit.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The change in goodwill during the years ended December 31, 2025 and 2024 is as follows:

	In Thousands
	2025	2024
Goodwill:
Balance at January 1,	$4,805	4,805
Acquired goodwill	1,072	—
Impairment loss	—	—
Balance at December 31,	$5,877	4,805

Impairment exists when a reporting unit's carrying value exceeds its fair value. At September 30, 2025, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

The Company's intangible assets consists of a core deposit intangible which results from the Company's acquisition of a branch office of another bank in 2025. Core deposit intangibles are recognized at the estimated fair value of the acquired non-maturity deposit customer relationship.

Acquired intangible assets were as follows at year-end:

	In Thousands
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$429	(34)	—	—
Total	$429	(34)	—	—

Aggregate amortization expense for the core deposit intangible was $34,000 for 2025. There was no aggregate amortization expense for the core deposit intangible for 2024 or 2023.

As of December 31, 2025, the future fiscal periods amortization for the core deposit intangible is as follows:

Amount
In Thousands
Years ending December 31,
2026	$49
2027	48
2028	46
2029	45
2030	43
Thereafter	164
Total	$395

(7)
Leases

Lessee Accounting

The majority of leases in which the Company is the lessee are comprised of real estate property for branches and office space and are recorded as operating leases with terms ending on dates ranging from 2027 to 2047. The Company has three finance leases, which were entered into in 2022, 2024, and 2025, with lease terms ending on dates ranging from 2036 to 2046. These leases are classified as operating or finance leases at commencement. Right-of-use assets representing the right to use the underlying asset and lease

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

liabilities representing the obligation to make future lease payments are recognized on the balance sheet within other assets and other liabilities. These assets and liabilities are estimated based on the present value of future lease payments discounted using the Company's incremental secured borrowing rates as of the commencement date of the lease. Certain lease agreements contain renewal options which are considered in the determination of the lease term if they are deemed reasonably certain to be exercised. The Company has elected not to recognize leases with an original term of less than 12 months on the balance sheet.

The following table represents lease assets and lease liabilities as of December 31, 2025 and 2024 (in thousands).

Lease right-of-use assets	Classification	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Other Assets	$2,084	2,556
Finance lease right-of-use assets	Other Assets	3,804	2,889

Lease liabilities	Classification	December 31, 2025	December 31, 2024
Operating lease liabilities	Accrued Interest and Other Liabilities	$2,213	2,750
Finance lease liabilities	Accrued Interest and Other Liabilities	4,159	3,076

The total lease cost related to operating leases and short term leases is recognized on a straight-line basis over the lease term. For finance leases, right-of-use assets are amortized on a straight-line basis over the lease term and interest imputed on the lease liability is recognized using the effective interest method. The components of the Bank's total lease cost were as follows for the years ended December 31, 2025 and 2024.

	In Thousands
	2025	2024	2023
Operating lease cost	$510	554	637
Finance lease cost:
Right-of-use asset amortization	249	94	87
Interest expense	154	65	71
Short-term lease cost	—	—	—
Net lease cost	$913	713	795

The weighted average remaining lease term and weighted average discount rate for operating leases at December 31, 2025 and 2024 were as follows:

	2025	2024
Operating Leases
Weighted average remaining lease term (in years)	7.58	7.95
Weighted average discount rate	4.00%	4.08%

The weighted average remaining lease term and weighted average discount rate for finance leases at December 31, 2025 and 2024 were as follows:

	2025	2024
Finance Leases
Weighted average remaining lease term (in years)	16.67	20.05
Weighted average discount rate	3.84%	3.47%

Cash flows related to operating and finance leases during the year ended December 31, 2025 and 2024 were as follows:

	In Thousands
	2025	2024	2023
Operating cash flows related to operating leases	$541	553	595
Operating cash flows related to finance leases	129	65	71
Financing cash flows related to finance leases	81	34	30

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Future undiscounted lease payments for operating leases with initial terms of more than 12 months at December 31, 2025 and 2024 were as follows:

	In Thousands
	2025	2024
Operating Leases
2026	$538	561
2027	515	568
2028	470	570
2029	360	469
2030	170	360
Thereafter	525	695
Total undiscounted lease payments	2,578	3,223
Less: imputed interest	(365)	(473)
Net lease liabilities	$2,213	$2,750

Future undiscounted lease payments for finance leases with initial terms of more than 12 months at December 31, 2025 and 2024 were as follows:

	In Thousands
	2025	2024
Finance Leases
2026	$302	$128
2027	309	186
2028	317	191
2029	325	196
2030	333	201
Thereafter	4,052	3,424
Total undiscounted lease payments	5,638	4,326
Less: imputed interest	(1,479)	(1,250)
Net lease liabilities	$4,159	$3,076

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(8)
Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and at times retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of mortgage loans being serviced by the Bank as of December 31, 2025 and December 31, 2024 are as follows:

	In Thousands
	December 31, 2025	December 31, 2024
Mortgage loan portfolios serviced for:
FHLMC	$149,916	114,771

For the years ended December 31, 2025 and 2024, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	December 31, 2025	December 31, 2024
Balance at beginning of period	$1,139	1,083
Servicing rights retained from loans sold	599	399
Amortization	(337)	(343)
Valuation Allowance Provision	—	—
Balance at end of period	$1,401	1,139
Fair value, end of period	$1,686	1,654

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Prepayment speed	12.44%	8.08%
Weighted-average life (in years)	6.56	8.42
Weighted-average note rate	5.50%	5.11%
Weighted-average discount rate	9.50%	9.00%

(9)
Deposits

Deposits at December 31, 2025 and 2024 are summarized as follows:

	In Thousands
	2025	2024
Demand deposits	$413,612	383,168
Savings accounts	465,709	343,894
Negotiable order of withdrawal accounts	956,161	968,198
Money market demand accounts	1,510,048	1,325,713
Certificates of deposit $250,000 or greater	743,385	772,678
Other certificates of deposit	1,070,517	954,124
Individual retirement accounts $250,000 or greater	14,204	15,543
Other individual retirement accounts	70,620	66,716
Total	$5,244,256	4,830,034

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2025 and 2024 were $757,589,000 and $788,221,000, respectively.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Principal maturities of certificates of deposit and individual retirement accounts at December 31, 2025 are as follows:

(In Thousands)
Maturity	Total
2026	$1,442,526
2027	266,412
2028	183,168
2029	5,637
2030	982
Thereafter	1
$1,898,726

The aggregate amount of overdrafts reclassified as loans receivable was $1,141,000 and $1,147,000 at December 31, 2025 and 2024, respectively. The aggregate balances of related party deposits at December 31, 2025 and 2024 were $13,994,000 and $14,668,000, respectively. The Company has a concentration of deposit accounts with public bodies, such as state or local municipalities. The aggregate balance of these public fund deposits at December 31, 2025 and 2024 were $656,331,000 and $622,428,000, respectively, which represented 12.5% and 12.9% of total deposits, respectively.

As of December 31, 2025 and 2024, Wilson Bank was not required to maintain a cash balance with the Federal Reserve.

(10)
Non-Interest Income and Non-Interest Expense

The significant components of non-interest income and non-interest expense for the years ended December 31, 2025, 2024 and 2023 are presented below:

	In Thousands
	2025	2024	2023
Non-interest income:
Service charges on deposits	$8,868	8,198	7,890
Brokerage income	10,015	8,562	7,184
Debit and credit card interchange income, net	8,326	8,627	8,490
Other fees and commissions	1,651	1,590	1,408
BOLI and annuity earnings	2,257	1,817	1,667
Loss on sale of securities, net	(2,515)	(2,742)	(1,009)
Fees and gains on sales of mortgage loans	2,336	3,068	2,635
Mortgage servicing income (loss), net	312	(1)	9
Gain (loss) on sale of fixed assets, net	(131)	(303)	(55)
Gain (loss) on sale of other assets, net	(2)	(8)	(10)
Loss on sale of investment in joint venture	(4)	—	—
Other income (loss)	157	146	80
	$31,270	28,954	28,289

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	In Thousands
	2025	2024	2023
Non-interest expense:
Employee salaries and benefits	$73,459	67,342	59,501
Equity-based compensation	1,755	1,567	1,528
Occupancy expenses	6,425	5,733	6,532
Furniture and equipment expenses	2,885	3,038	3,225
Data processing expenses	11,954	9,477	8,797
Advertising & public relations expenses	4,812	3,512	3,714
Accounting, legal & consulting expenses	2,177	1,550	1,789
FDIC insurance	3,656	3,129	3,120
Directors’ fees	780	816	713
Other operating expenses	14,936	12,257	12,032
	$122,839	108,421	100,951

(11)
Income Taxes

Deferred tax assets and liabilities at December 31, 2025 and 2024 were due to the following:

	In Thousands
	2025	2024
Deferred tax assets:
Financial statement allowance for credit losses in excess of tax allowance	$14,281	12,752
Financial statement deduction for deferred compensation in excess of deduction for tax purposes	1,716	1,607
Financial statement off-balance sheet exposure allowance for credit losses in excess of tax allowance	611	667
Unrealized loss on securities available-for-sale	19,519	31,217
Equity based compensation	1,517	1,526
Fair value hedge deferred gain	447	677
Other, net	419	355
	38,510	48,801
Deferred tax liabilities:
Financial statement income on FHLB stock dividends not recognized for tax purposes	327	327
Excess of depreciation deducted for tax purposes over the amounts deducted in the financial statements	3,014	2,093
Other, net	408	333
	3,749	2,753
Valuation allowance	—	—
Net deferred tax asset	$34,761	46,048

No valuation allowance for deferred tax assets was recorded at December 31, 2025 and 2024 as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows:

In Thousands
	2025	2024	2023
Balance at January 1	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of statute of limitations	—	—	—
Foreign currency translation and other	—	—	—
Settlements	—	—	—
Balance at December 31	$—	$—	$—

There were no unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.

The components of income tax expense (benefit) at December 31, 2025, 2024 and 2023 are summarized as follows:

	In Thousands
	Federal	State	Total
2025
Current	$19,637	2,127	21,764
Deferred	(225)	(186)	(411)
Total	$19,412	1,941	21,353
2024
Current	$14,919	2,208	17,127
Deferred	(386)	(165)	(551)
Total	$14,533	2,043	16,576
2023
Current	$14,023	1,945	15,968
Deferred	(1,458)	(571)	(2,029)
Total	$12,565	1,374	13,939

A reconciliation of actual income tax expense of $21,353,000 for the year ended December 31, 2025 to the “expected” tax expense (computed by applying the Federal statutory rate of 21% for 2025 to earnings before income taxes) is as follows:

	In Thousands
	2025
	Amount	Percent
Federal statutory income tax	$20,388	21.0%
Effect of:
State income taxes, net of Federal income tax benefit	1,582	1.6
Tax exempt interest, net of interest expense exclusion	(307)	(0.3)
Earnings on cash surrender value of life insurance	(443)	(0.5)
Expenses not deductible for tax purposes	212	0.2
Equity based compensation	(58)	(0.1)
Other	(21)	0.0
Total	$21,353	22.0%

State taxes in Tennessee made up the entirety of the tax effect in this category.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The effective tax rate differs from the U.S. federal statutory rate primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

A reconciliation of actual income tax expense of $16,576,000 and $13,939,000 for the years ended December 31, 2024 and 2023, respectively, to the “expected” tax expense (computed by applying the Federal statutory rate of 21% for 2024 and 2023 to earnings before income taxes) is as follows:

	In Thousands
	2024	2023
Federal statutory income tax	$15,352	13,204
Effect of:
State income taxes, net of Federal income tax benefit	1,659	1,120
Tax exempt interest, net of interest expense exclusion	(180)	(190)
Earnings on cash surrender value of life insurance	(376)	(344)
Expenses not deductible for tax purposes	79	74
Equity based compensation	(23)	(46)
Other	65	121
Total	$16,576	13,939

Total income tax expense (benefit) for 2025, 2024 and 2023, includes $(657,000), $(717,000) and $(264,000) of expense (benefit) related to the realized gain and loss on sale of securities, respectively.

As of December 31, 2025, 2024 and 2023 the Company has not accrued or recognized interest or penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and Wilson Bank file income tax returns in the United States (“U.S.”), as well as in the State of Tennessee. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2022.

(12)
Commitments and Contingent Liabilities

From time to time the Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2025 will not be material to the Company's consolidated financial position.

At December 31, 2025 and 2024, respectively, the Company had lines of credit with other correspondent banks totaling $95,664,000 and $95,386,000. At December 31, 2025 and 2024, respectively, there was no balance outstanding under these lines of credit.

The Company also has a Cash Management Advance ("CMA") Line of Credit agreement. The CMA is a component of the Company's Blanket Agreement for advances with the FHLB of Cincinnati. The purpose of the CMA is to assist with short-term liquidity management. Under the terms of the CMA, the Company may borrow a maximum of $23,875,000, selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. There were no borrowings outstanding under the CMA at December 31, 2025 or December 31, 2024.

On May 16, 2025 Moody's Investors Services downgraded its long-term issuer credit rating on the United States to Aa1 from Aaa primarily over concerns of the increased Federal debt, continuing deficits, the resulting increase in interest costs and the potential inability of the government to respond to future economic events. The downgrade could potentially lead to higher interest rates which would likely impact financial market stability and volatility. Management will continue to evaluate the impact of the change in the rating and incorporate the information into its current risk management and financial analysis.

In July 2025, the Bank opened a loan production office in Nolensville, Tennessee in a leased location. The costs associated with the expansion, including lease expenses were not significant.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

	In Thousands
	Contract or Notional Amount
	2025	2024
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,202,566	1,172,339
Standby letters of credit	150,374	128,728
Total	$1,352,940	1,301,067

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Most guarantees extend from one to two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The fair value of standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments and the present creditworthiness of such counterparties. Such commitments have been made on terms which are competitive in the markets in which the Company operates; thus, the fair value of standby letters of credit equals the carrying value for the purposes of this disclosure. The maximum potential amount of future payments that the Company could be required to make under the guarantees totaled $150,374,000 at December 31, 2025.

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the years ended December 31, 2025, 2024 and 2023.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	(In Thousands)
	2025	2024	2023
Beginning balance, January 1	$2,555	3,147	6,136
Credit loss expense (benefit)	(215)	(592)	(2,989)
Ending balance, December 31,	$2,340	2,555	3,147

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

To date, repurchase activity pursuant to the terms of these representations and warranties or due to early payoffs or payment defaults has been insignificant and has only resulted in insignificant losses to the Company.

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

Interest bearing deposits totaling $99,138,000 were deposited with six commercial banks at December 31, 2025. In addition, the Bank has funds deposited with the FHLB of Cincinnati in the amount of $813,000. Funds deposited with the FHLB of Cincinnati are not insured by the FDIC.

Federal funds sold in the amount of $9,792,000 were deposited with one commercial bank at December 31, 2025.

(15)
Employee Benefit Plan

Wilson Bank has in effect a 401(k) plan (the “401(k) Plan”) which covers eligible employees. To be eligible an employee must have obtained the age of 18. The provisions of the 401(k) Plan provide for both employee and employer contributions. For the years ended December 31, 2025, 2024 and 2023, Wilson Bank contributed $4,388,000, $4,073,000, and $3,662,000, respectively, to the 401(k) Plan.

(16)
Dividend Reinvestment Plan

Under the terms of the Company’s dividend reinvestment plan (the “DRIP”) holders of common stock may elect to automatically reinvest cash dividends paid by the Company in additional shares of the Company's common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants in the DRIP. Original issue shares of 243,363 in 2025, 203,489 in 2024 and 189,471 in 2023 were sold to participants under the terms of the DRIP.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(17)
Regulatory Matters and Restrictions on Dividends

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2025, the Bank and the Company met all capital adequacy requirements to which they were subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company's and Wilson Bank's actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Total capital to risk weighted assets:
Consolidated	$685,448	15.6%	$350,970	8.0%	$438,712	10.0%
Wilson Bank	682,240	15.6	350,834	8.0	438,542	10.0
Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	263,227	6.0	263,227	6.0
Wilson Bank	627,391	14.3	263,125	6.0	350,833	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	197,420	4.5	N/A	N/A
Wilson Bank	627,391	14.3	197,344	4.5	285,052	6.5
Tier 1 capital to average assets:
Consolidated	630,578	10.6	237,557	4.0	N/A	N/A
Wilson Bank	627,391	10.6	237,470	4.0	296,838	5.0

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Total capital to risk weighted assets:
Consolidated	$615,180	14.5%	$338,916	8.0%	$423,646	10.0%
Wilson Bank	609,568	14.4	338,788	8.0	423,485	10.0
Tier 1 capital to risk weighted assets:
Consolidated	563,128	13.3	254,188	6.0	254,188	6.0
Wilson Bank	557,516	13.2	254,090	6.0	338,787	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	562,925	13.3	190,641	4.5	N/A	N/A
Wilson Bank	557,313	13.2	190,568	4.5	275,264	6.5
Tier 1 capital to average assets:
Consolidated	563,128	10.4	216,949	4.0	N/A	N/A
Wilson Bank	557,516	10.3	216,873	4.0	271,092	5.0
(1)
Ratios for Wilson Bank are those under applicable FDIC regulations for prompt corrective action.
(2)
Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets ratios are not formally defined under applicable regulations for bank holding companies.

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

(18)
Salary Deferral Plans

The Company provides some of its officers non-qualified pension benefits through an Executive Salary Continuation Plan ("the Plan") and Supplemental Executive Retirement Plan (SERP) Agreements ("SERP Agreements"). The Plan and SERP Agreements were established by the Board of Directors to reward executive management for past performance and to provide additional incentive to retain the service of executive management. The Plan and SERP Agreements generally provide current and former executives party thereto with benefits of a portion of their salary beginning at retirement through life. As a result, the Company has accrued a liability for future obligations under the Plan and SERP Agreements. At December 31, 2025 and 2024, the liability related to the Plan totaled $1,276,000 and $1,362,000, respectively. At December 31, 2025 and 2024 the liability related to the SERP Agreements totaled $5,290,000 and $4,785,000, respectively. The expense incurred for these plans totaled $997,000, $1,008,000 and $547,000 for the year ended December 31, 2025, 2024 and 2023, respectively.

The Company has purchased life insurance policies to provide the benefits related to the Plan, which at December 31, 2025 and 2024 had an aggregate cash surrender value of $7,640,000 and $7,156,000, respectively, and an aggregate face value of insurance policies in force of $18,152,000 and $17,376,000 respectively. The life insurance policies remain the sole property of the Company and are payable to the Company.

The Company has also purchased bank owned life insurance policies on some of its current and former officers. The insurance policies remain the sole property of the Company and are payable to the Company. The cash surrender value of the life insurance contracts totaled $61,708,000 and $54,792,000 and the face amount of the insurance policies in force approximated $134,231,000 and $122,630,000 at December 31, 2025 and 2024, respectively.

The Company has also purchased Flexible Premium Indexed Deferred Annuity Contracts (“Annuity Contracts”) to fund a portion of the benefits related to the SERP Agreements. The Annuity Contracts remain the sole property of the Company and are payable to the Company. Included in other assets at December 31, 2025 and 2024 are the Annuity Contracts with an aggregate value of $29,958,000 and $23,446,000, respectively.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(19)
Equity Incentive Plan

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be issued under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the Plan's expiration will remain outstanding until exercised or otherwise terminated. As of December 31, 2025, the Company had outstanding 100 options under the 2009 Stock Option Plan with a weighted average exercise price of $37.61.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorized awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”) to make clear that directors who are not also employees of the Company may be awarded stock appreciation rights. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of December 31, 2025, the Company had outstanding 156,344 stock options with a weighted average exercise price of $58.61, 131,656 cash-settled stock appreciation rights with a weighted average exercise price of $57.02, and 18,606 restricted share unit awards under the 2016 Equity Incentive Plan. There were no restricted share awards or performance share unit awards outstanding under the 2016 Equity Incentive Plan at December 31, 2025.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of December 31, 2025, the Company had 625,012 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of December 31, 2025, the Company had outstanding 22,666 options with a weighted average exercise price of $77.84, 7,000 cash-settled stock appreciation rights with a weighted average exercise price of $76.30, and 21,933 restricted share unit awards, in each case under the 2025 Equity Incentive Plan.

Stock Options and Stock Appreciation Rights

As of December 31, 2025, the Company had outstanding 179,110 stock options with a weighted average exercise price of $61.03 and 131,656 cash-settled stock appreciation rights with a weighted average exercise price of $57.02. Included in other liabilities at December 31, 2025 and 2024 were $3,694,000 and $3,521,000 in accrued cash-settled stock appreciation rights, respectively.

The weighted average fair value per share at the grant date of options granted during the years 2025, 2024 and 2023 was $24.99, $22.87 and $24.76, respectively. The total intrinsic value of options exercised during the years 2025, 2024 and 2023 was $878,000, $462,000 and $682,000 respectively.

The weighted average fair value per share at the grant date of cash-settled SARs granted during the years 2025, 2024 and 2023 was $24.84, $22.87 and $0.00, respectively. The total intrinsic value of cash-settled SARs exercised during the years 2025, 2024 and 2023 was $495,000, $215,000 and $277,000 respectively.

The fair value of each stock option and cash-settled SAR grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2025, 2024 and 2023:

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	2025	2024	2023
Expected dividends	2.46%	2.41%	2.38%
Expected term (in years)	6.69	6.93	8.25
Expected stock price volatility	35%	33%	38%
Risk-free rate	3.97%	4.30%	3.54%

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

A summary of the stock option activity for 2025 is as follows:

	2025
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	193,395	$57.66
Granted	22,666	77.84
Exercised	(36,134)	53.84
Forfeited or expired	(817)	46.13
Outstanding at end of year	179,110	$61.03
Options exercisable at year end	114,963	$56.75

A summary of the cash-settled SAR activity for 2025 is as follows:

	2025
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of year	142,785	$55.03
Granted	7,000	76.30
Exercised	(17,529)	48.30
Forfeited or expired	(600)	64.40
Outstanding at end of year	131,656	$57.02
Cash-settled SARs exercisable at year end	101,336	$54.21

The following table summarizes information about outstanding and exercisable stock options at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/25	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Number Exercisable at 12/31/25	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
$37.61 - $58.75	48,860	$47.57	2.56	46,501	$47.05	2.44
$59.80 - $79.00	130,250	$66.08	6.52	68,462	$63.34	5.64
	179,110			114,963
Aggregate intrinsic value (in thousands)	$3,478			$2,724

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

As of December 31, 2025, there was $1,075,000 of total unrecognized cost related to non-vested stock options granted under the Company’s equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.67 years.

The following table summarizes information about outstanding and exercisable cash-settled SARs at December 31, 2025:

	Cash-Settled SARs Outstanding			Cash-Settled SARs Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/25	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Number Exercisable at 12/31/25	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)
$37.61 - $58.75	48,781	$44.60	1.81	47,639	$44.26	1.73
$59.80 - $79.00	82,875	$64.33	6.07	53,697	$63.04	5.60
	131,656			101,336
Aggregate intrinsic value (in thousands)	$3,085			$2,659

As of December 31, 2025, there was $614,000 of total unrecognized cost related to non-vested cash-settled SARs granted under the Company’s equity incentive plans. The cost is expected to be recognized over a weighted-average period of 1.89 years.

Time-Based Vesting Restricted Share Awards ("RSAs") and Restricted Share Units ("RSUs")

The Company periodically awards time-based restricted share awards and restricted share units to employees of the Bank. Under the terms of the awards, the number of units that will vest and therefore be settled in shares of the Company's common stock will be based on the employee's tenure with the bank over a fixed three or five-year period. Compensation expense for RSAs and RSUs is estimated each period based on the fair value of the Company's common stock at the grant date.

A summary of time-based vesting RSAs activity for the twelve months ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	153	$66.70	301	$66.70	1,075	$64.03
Granted	—	—	—	—	—	—
Vested	(153)	66.70	(148)	66.70	(774)	62.99
Forfeited	—	—	—	—	—	—
Outstanding at December 31,	—	$—	153	$66.70	301	$66.70

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

A summary of time-based vesting RSUs awards activity for the twelve months ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	24,482	$70.44	14,458	$69.00	—	$—
Granted	22,308	78.72	13,957	71.59	14,833	69.00
Vested	(5,676)	70.38	(2,725)	69.00	—	—
Forfeited	(575)	69.87	(1,208)	69.78	(375)	69.00
Outstanding at December 31,	40,539	$75.01	24,482	$70.44	14,458	$69.00

The restricted share awards and restricted share units vest based on continued service over various time periods. As of December 31, 2025, there was no unrecognized compensation cost related to non-vested restricted share awards. As of December 31, 2025, the fair value of restricted share awards vested totaled $12,000. As of December 31, 2025, there was $2,432,000 of unrecognized compensation cost related to non-vested restricted share units. The cost is expected to be expensed over a weighted-average period of 2.92 years. As of December 31, 2025, the fair value of restricted share units vested totaled $430,000.

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

A summary of the PSUs activity for the twelve months ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Shares	Weighted Average Cost	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of year	738	$67.85	1,107	$67.85	—	$—
Granted	—	—	—	—	1,107	67.85
Vested	(369)	67.85	(369)	67.85	—	—
Forfeited or expired	(369)	67.85	—	—	—	—
Outstanding at December 31,	—	$—	738	$67.85	1,107	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	—

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested performance-based restricted share units. As of December 31, 2025, the fair value of performance based restricted share units vested totaled $28,000.

(20)
Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share and adds the effect of common shares contingently issuable from stock options, restricted share units and performance share units.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following is a summary of the components comprising basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2025	2024	2023
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$75,699	56,530	48,938
Denominator – Weighted average number of common shares outstanding	12,049,033	11,806,822	11,611,690
Basic earnings per common share	$6.28	$4.79	4.21
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$75,699	56,530	48,938
Denominator – Weighted average number of common shares outstanding	12,049,033	11,806,822	11,611,690
Dilutive effect of stock options, RSUs and PSUs	39,442	31,767	29,676
Weighted average diluted common shares outstanding	12,088,475	11,838,589	11,641,366
Diluted earnings per common share	$6.26	4.78	4.20

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the twelve months ended December 31, 2025, 2024 and 2023. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of earnings.

	In Thousands
	2025	2024	2023
Location in the Consolidated Statements of Earnings
Interest income: Interest and fees on loans	$877	1,158	271
Net increase to income before taxes	$877	1,158	271

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company's practice to enter into

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At December 31, 2025 and December 31, 2024, the Company had approximately $4,496,000 and $1,680,000, respectively, of interest rate lock commitments and approximately $5,750,000 and $3,250,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative assets of $106,000 and $34,000 and a derivative liability of $17,000 and derivative asset of $27,000, respectively, at December 31, 2025 and December 31, 2024. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below:

	In Thousands
	2025	2024
Interest rate contracts for customers	$72	(31)
Forward contracts related to mortgage loans held for sale and interest rate contracts	(44)	40

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of December 31, 2025 and December 31, 2024:

	In Thousands
	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$4,496	106	1,680	34
Forward contracts related to mortgage loans held-for-sale	5,750	(17)	3,250	27

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

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

Other investments - Included in other investments are investments recorded at fair value primarily in certain nonpublic investments and funds. The valuation of these nonpublic investments requires management judgment due to the absence of observable quoted market prices, inherent lack of liquidity and the long-term nature of such assets. These investments are valued initially based upon transaction price. The carrying values of other investments are adjusted either upwards or downwards from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties. These investments are included in Level 3 of the valuation hierarchy if the entities and funds are not widely traded and the underlying investments are in privately-held and/or start-up companies for which market values are not readily available.The following tables present the financial instruments carried at

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

fair value as of December 31, 2025 and December 31, 2024, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above) (in thousands):

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2025
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$138,590	—	138,590	—
Mortgage-backed securities	623,298	—	623,298	—
Asset-backed securities	46,780	—	46,780	—
Corporate bonds	4,452	—	4,452	—
State and municipal securities	153,384	—	153,384	—
Total investment securities available-for-sale	966,504	—	966,504	—
Mortgage loans held for sale	2,361	—	2,361	—
Derivative instruments	106	—	106	—
Other investments	2,348	—	—	2,348
Total assets	$971,319	—	968,971	2,348

Derivative instruments	$17	—	17	—
Total liabilities	$17	—	17	—

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

	Measured on a Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2024
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agencies	$4,538	4,538	—	—
U.S. Government sponsored enterprises	161,973	—	161,973	—
Mortgage-backed securities	454,196	—	454,196	—
Asset-backed securities	50,817	—	50,817	—
Corporate bonds	2,396	—	2,396	—
State and municipal securities	153,973	—	153,973	—
Total investment securities available-for-sale	827,893	4,538	823,355	—
Mortgage loans held for sale	2,529	—	2,529	—
Derivative instruments	61	—	61	—
Other investments	2,191	—	—	2,191
Total assets	$832,674	4,538	825,945	2,191

Derivative instruments	$—	—	—	—
Total liabilities	$—	—	—	—

	Measured on a Non-Recurring Basis
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2025
Other real estate owned	$515	—	—	515
Collateral dependent loans (1)	21,581	—	—	21,581
Total	$22,096	—	—	22,096
December 31, 2024
Other real estate owned	$—	—	—	—
Collateral dependent loans (1)	37,045	—	—	37,045
Total	$37,045	—	—	37,045
(1)
The carrying value of collateral dependent loans at December 31, 2025 and December 31, 2024 is net of a valuation allowance of $532,000 and $408,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value at December 31, 2025 and 2024:

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the twelve months ended December 31, 2025, there were no transfers between Levels 1, 2 or 3.

The table below includes a rollforward of the balance sheet amounts for the year ended December 31, 2025 and 2024 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Year Ended December 31,
	2025	2024
	Other Assets	Other Assets
Fair value, January 1	$2,191	$2,045
Total realized gains included in income	157	146
Change in unrealized gains/losses included in other comprehensive earnings for assets and liabilities still held at December 31	—	—
Purchases, issuances and settlements, net	—	—
Transfers out of Level 3	—	—
Fair value, December 31	$2,348	$2,191
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at December 31	$157	$146

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Off-balance sheet instruments - The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded.

The following table presents the carrying amounts, estimated fair value and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2025 and December 31, 2024. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

(in Thousands)	Carrying/Notional Amount	Estimated Fair Value (1)	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
December 31, 2025
Financial assets:
Cash and cash equivalents	$367,353	367,353	367,353	—	—
Loans, net	4,296,095	4,273,223	—	—	4,273,223
Mortgage servicing rights	1,401	1,686	—	1,686	—
Financial liabilities:
Deposits	5,244,256	4,674,040	—	—	4,674,040

December 31, 2024
Financial assets:
Cash and cash equivalents	$247,589	247,589	247,589	—	—
Loans, net	4,042,392	3,986,187	—	—	3,986,187
Mortgage servicing rights	1,139	1,654	—	1,654	—
Financial liabilities:
Deposits	4,830,034	4,253,072	—	—	4,253,072

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market participant would realize in a hypothetical orderly transaction.

(23)
Branch Acquisition

Effective April 25, 2025, the Bank consummated its acquisition of certain assets and assumption of certain liabilities related to a branch office of another bank in Cookeville, Tennessee. As part of the acquisition, the Bank acquired approximately $14.1 million in loans and assumed approximately $25.3 million in deposits. The credit and interest rate marks related to the loans and deposits were not significant. The Company recorded approximately $1.1 million in goodwill and $429,000 in core deposit intangibles in connection with the transaction. The core deposit intangible will be amortized over 10 years ranging from $35,000 to $49,000 per year and is included in other assets in the Company’s consolidated financial statements. At December 31, 2025, the balance of the core deposit intangible was $395,000, as detailed in Note 6 Goodwill and Intangible Assets. The acquisition did not qualify as significant under the SEC's regulations.

(24)
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

The Company’s Chief Operating Decision Maker (“CODM”) is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Lending Officer, Chief Credit Officer, Chief Risk Officer, Chief Operating Officer,

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Chief Experience Officer, Chief Human Resources Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

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

Although the Company has a significant amount of long-term customers, there is no reliance or concentration related to any one customer. Even though the Company holds no reliance or concentration to any one customer, a concentration of deposit accounts with various public bodies, such as state or local municipalities, exists as described in Note 9, Deposits.

There have been no significant asset investments by the banking segment outside of any items included in the consolidated financial statements.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

The following table reflects consolidated financial data of the Company’s reportable segment for the years ended December 31, 2025, 2024 and 2023.

	Banking Segment
	Dollars In Thousands
	2025	2024	2023
Interest income	$326,187	284,116	222,583
Reconciliation of revenue
Other revenues	31,270	28,954	28,289
Total consolidated revenues	$357,457	313,070	250,872
Less:
Interest expense	130,611	126,809	83,679
Segment net interest income and noninterest income	$226,846	186,261	167,193
Less:
Provision for credit losses - loans	7,145	5,192	6,300
Provision for credit losses - off-balance sheet exposures	(215)	(592)	(2,989)
Employee salaries and benefits	73,459	67,342	59,501
Data processing expenses	11,954	9,477	8,797
Occupancy expenses	6,425	5,733	6,532
Advertising & public relations expenses	4,812	3,512	3,714
Furniture and equipment expenses	2,885	3,038	3,225
FDIC insurance	3,656	3,129	3,120
Other segment items(a)	19,648	16,190	16,062
Income tax expense	21,353	16,576	13,939
Segment net earnings/consolidated net earnings	$75,724	56,664	48,992
Net (gain) attributable to noncontrolling interest	(25)	(134)	(54)
Net earnings attributable to Wilson Bank Holding Company	$75,699	56,530	48,938

	Banking Segment
	Dollars in Thousands
	2025	2024	2023
Reconciliation of net earnings
Net earnings for reportable segment	$75,699	56,530	48,938
Other earnings	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$75,699	56,530	48,938

	Banking Segment
	Dollars in Thousands
	2025	2024
Reconciliation of assets
Total assets for reportable segment	$5,878,956	5,358,659
Other assets	—	—
Total consolidated assets	$5,878,956	5,358,659
(a)
Other segment items includes equity-based compensation, accounting, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(25)
Wilson Bank Holding Company -

Parent Company Financial Information

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Balance Sheets

December 31, 2025 and 2024

	Dollars In Thousands
	2025		2024
ASSETS
Cash	$4,820	*	7,352	*
Investment in wholly-owned commercial bank subsidiary	578,499	*	474,092	*
Deferred income taxes	1,517		1,526
Refundable income taxes	783		443
Total assets	$585,619		483,413
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$3,934		3,710
Total liabilities	3,934		3,710

Shareholders’ equity:
Common stock, par value $2.00 per share, authorized 50,000,000 shares, 12,145,641 and 11,876,770 shares issued and outstanding, respectively	24,291		23,754
Additional paid-in capital	170,546		150,739
Retained earnings	442,013		393,238
Noncontrolling interest in consolidated subsidiary	—		203
Accumulated other comprehensive losses, net of taxes of $19,519 and $31,217, respectively	(55,165)		(88,231)
Total shareholders’ equity	581,685		479,703
Total liabilities and shareholders’ equity	$585,619		483,413

* Eliminated in consolidation.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Statements of Earnings

Three Years Ended December 31, 2025

	Dollars In Thousands
	2025		2024		2023
Income:
Dividends from Wilson Bank (commercial bank subsidiary)	$6,100	*	12,000	*	2,500	*
Other income	—		—		—
	6,100		12,000		2,500
Expenses:
Directors’ fees	432		419		387
Other	2,287		1,817		1,747
	2,719		2,236		2,134
Income before Federal income tax benefits and equity in undistributed earnings of Wilson Bank	3,381		9,764		366
Federal income tax benefits	774		613		617
	4,155		10,377		983
Equity in undistributed earnings of Wilson Bank	71,544	*	46,153	*	47,955	*
Net earnings	$75,699		56,530		48,938

* Eliminated in consolidation.

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

WILSON BANK HOLDING COMPANY

(Parent Company Only)

Statements of Cash Flows

Three Years Ended December 31, 2025

Increase (Decrease) in Cash and Cash Equivalents

	Dollars In Thousands
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$75,699	56,530	48,938
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in earnings of commercial bank subsidiary	(77,644)	(58,153)	(50,455)
Decrease (increase) in refundable income taxes	(340)	42	53
Deferred tax expense (benefit)	9	(170)	(133)
Share based compensation expense	1,087	1,128	974
Increase in other liabilities	224	267	296
Total adjustments	(76,664)	(56,886)	(49,265)
Net cash used in operating activities	(965)	(356)	(327)
Cash flows from investing activities:
Dividends received from commercial bank subsidiary	6,100	12,000	2,500
Net cash provided by investing activities	6,100	12,000	2,500
Cash flows from financing activities:
Cash dividends paid on common stock	(8,326)	(5,820)	(4,324)
Forfeiture of performance stock units	2	—	—
Forfeiture of restricted stock units	3	—	—
Repurchase of common stock	—	(2,181)	—
Proceeds from exercise of stock options	654	575	1,044
Net cash used in financing activities	(7,667)	(7,426)	(3,280)
Net increase (decrease) in cash and cash equivalents	(2,532)	4,218	(1,107)
Cash and cash equivalents at beginning of year	7,352	3,134	4,241
Cash and cash equivalents at end of year	$4,820	$7,352	$3,134

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

(26)
Quarterly Financial Data (Unaudited)

Selected quarterly results of operations for the four quarters ended December 31, 2025, 2024 and 2023 are as follows:

	(In Thousands, except per share data)
	2025				2024				2023
	Fourth	Third	Second	First	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$85,611	82,980	81,094	76,502	$76,415	73,814	68,945	64,942	$61,809	57,857	53,987	48,930
Interest expense	33,039	33,493	32,156	31,923	34,144	32,799	30,485	29,381	26,548	23,697	19,934	13,500
Net interest income	52,572	49,487	48,938	44,579	42,271	41,015	38,460	35,561	35,261	34,160	34,053	35,430
Provision for credit losses - loans	1,032	1,373	2,507	2,233	1,629	3,563	—	—	619	1,641	2,078	1,962
Earnings before income taxes	27,415	23,156	24,928	21,578	19,515	16,376	20,683	16,666	14,220	14,745	16,039	17,927
Net earnings attributable to Wilson Bank Holding Company	22,321	17,871	19,115	16,392	14,939	12,686	16,137	12,768	11,222	11,486	12,389	13,841
Basic earnings per common share	1.84	1.48	1.59	1.37	1.26	1.07	1.37	1.09	0.96	0.99	1.07	1.20
Diluted earnings per common share	1.83	1.47	1.59	1.37	1.26	1.07	1.37	1.08	0.95	0.98	1.07	1.20

(27)
Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the periods presented. Items outside the scope of ASC Topic 606 are noted as such.

	Years ended December 31,
	2025	2024	2023
	(dollars in thousands)

Fees and gains on sales of mortgage loans(1)	$2,336	$3,068	$2,635
Service charges on deposits	8,868	8,198	7,890
Debit and credit card interchange income, net	8,326	8,627	8,490
Brokerage income	10,015	8,562	7,184
BOLI and annuity earnings(1)	2,257	1,817	1,667
Loss on sale of securities, net(1)	(2,515)	(2,742)	(1,009)
Loss on sale of investment in joint venture(1)	(4)	—	—
Other non-interest income	1,987	1,424	1,432
Total non-interest income	$31,270	$28,954	$28,289

(1)
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

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements, Continued

December 31, 2025, 2024 and 2023

Brokerage income - The Company earns fees from investment brokerage services provided to its customers through associates who are employed by both the Bank and a third-party service provider. The Company receives commissions from the third-party service provider on a bi-monthly basis based upon customer activity for the month. The fees are recognized monthly when the Company satisfies the performance obligation. Because the Company (1) acts as an agent in arranging the relationship between the customer and third-party service provider and (2) does not control the services rendered to the customer, investment brokerage fees are presented net of related servicing and administration costs.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on that assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report is included herein in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

No changes were made to the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended December 31, 2025, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated herein by reference to the sections entitled “Item-1 Election of Directors-Information Concerning Nominees” and “Item-1 Election of Directors-Director Qualifications” in the Company’s definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Shareholders, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 (the “Proxy Statement”). The information required by this item with respect to executive officers is set forth in Part I of this report under the caption “Information about our Executive Officers.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the sections entitled “Stock Ownership” in the Proxy Statement.

The following table summarizes information concerning the Company's equity compensation plans at December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Plan Category
Equity compensation plans approved by shareholders	219,649	61.03	679,000
Equity compensation plans not approved by shareholders	—	—	—
Total	219,649	61.03	679,000

(1) Includes 40,539 time-based vesting restricted stock units. Restricted stock units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of certain performance goals, and are to be settled for shares of common stock. Accordingly, restricted stock units have been disregarded for purposes of computing the weighted-average exercise price.

(2) Consists of the weighted-average exercise price of outstanding stock options and does not take into account time-based restricted stock units or performance-based restricted stock units, which do not have an exercise price.

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

3.2	Amended and Restated Bylaws of Wilson Bank Holding Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on form 8-K, filed with the SEC on November 26, 2025).

4.1	Specimen Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Registration No. 333-121943)).

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

10.24	Wilson Bank and Trust Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement dated October 7, 2002, by and between Wilson Bank and Trust and J. Randall Clemons

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

10.36

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

10.52

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated November 23, 2012, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.64 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 8, 2019).*

10.53

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

10.56	First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015 by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.68 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 8, 2019).*

10.57

Supplemental Executive Retirement Plan Agreement, dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.58

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020).*

10.59

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.60

Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.61

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.62

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.63

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and John McDearman (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.64

Second Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.65

First Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated October 26, 2020, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020).*

10.66

Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John C. McDearman (incorporated herein by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.67

Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and John Foster (incorporated herein by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.68

Second Amendment to the Wilson Bank & Trust Supplemental Executive Retirement Plan Agreement Implemented May 22, 2015, by and between Wilson Bank and Trust and Lisa Pominski (incorporated herein by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 12, 2021).*

10.69

Third Amendment to the Wilson Bank and Trust Supplemental Executive Retirement Plan Agreement dated as of November 29, 2021 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2021).*

10.70

Supplemental Executive Retirement Plan Agreement dated November 26, 2018, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.84 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.71

Wilson Bank and Trust Life Insurance Endorsement Method Split Dollar Plan Agreement dated as of November 26, 2018 by and between Wilson Bank and Taylor Walker (incorporated by reference to Exhibit 10.85 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.72

Executive Survivor Income Agreement, dated April 14, 2014, by and between Wilson Bank and Trust and Clark Oakley (incorporated by reference to Exhibit 10.86 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.73

Executive Survivor Income Agreement, dated June 1, 2020, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.87 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.74

First Amendment to the Executive Survivor Income Agreement dated September 14, 2021, by and between Wilson Bank and Trust and Taylor Walker (incorporated by reference to Exhibit 10.88 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024).*

10.75

Executive Survivor Income Agreement, dated June 1, 2020, by and between Wilson Bank and Trust and Kayla Hawkins (incorporated by reference to Exhibit 10.76 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025).*

10.76

First Amendment to the Executive Survivor Income Agreement dated September 14, 2021, by and between Wilson Bank and Trust and Kayla Hawkins (incorporated by reference to Exhibit 10.77 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025).*

10.77	Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on April 28, 2025). *

10.78

Form of Non-Qualified Stock Option Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025).*

10.79

Form of Cash-Settled Stock Appreciation Right Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025)*

10.80

Form of Non-Qualified Stock Option Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025).*

10.81

Form of Cash-Settled Stock Appreciation Right Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025).*

10.82

Form of Restricted Share Unit Award Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025).*

10.83

Form of Restricted Share Award Agreement (Officers with a Title of Senior Vice President or Higher) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit

10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025).*

10.84

Form of Non-Qualified Stock Option Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.85

Form of Restricted Share Unit Award Agreement (Directors) under the Wilson Bank Holding Company 2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.86

First Amendment to the Wilson Bank & Trust Supplemental Retirement Plan Agreement, dated as of October 26, 2020, by and between Wilson Bank & Trust and Taylor Walker (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.87

Second Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Taylor Walker (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.88

Wilson Bank & Trust Supplemental Executive Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Kayla Hawkins (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2025).*

10.89

Split Dollar Life Insurance Agreement, dated as of June 23, 2025, by and between Wilson Bank & Trust and Kayla Hawkins (incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the SEC on June 26, 2025).*

10.90

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and John C. McDearman III (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).*

10.91

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and John Foster (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).*

10.92

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of June 23, 2025, by and between Wilson Bank & Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2025).*

10.93

Third Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and Taylor Walker (incorporated herein by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.94

Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and John C. McDearman III (incorporated herein by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.95

Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and John Foster (incorporated herein by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

10.96

Fourth Amendment to Wilson Bank & Trust Supplemental Retirement Plan, dated as of August 1, 2025, by and between Wilson Bank & Trust and Clark Oakley (incorporated herein by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 8, 2025).*

16.1	Letter of concurrence from Maggart & Associates, P.C. (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on form 8-K, filed with the SEC on August 5, 2025).

19.1

Wilson Bank Holding Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025).

21.1	Subsidiaries of the Company.+

23.1	Consent of Independent Registered Public Accounting Firm.+

23.2	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management compensatory plan or contract

+ Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BANK HOLDING COMPANY

By:	/s/ John C. McDearman, III
John C. McDearman, III
Title:	President and Chief Executive Officer
Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John C. McDearman, III	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
John C. McDearman, III

/s/ Kayla Hawkins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Kayla Hawkins

/s/ Jack W. Bell		February 27, 2026
Jack W. Bell	Director

/s/ James F. Comer		February 27, 2026
James F. Comer	Director

/s/ William P. Jordan		February 27, 2026
William P. Jordan	Director

/s/ James Anthony Patton		February 27, 2026
James Anthony Patton	Director

/s/ J. Randall Clemons		February 27, 2026
J. Randall Clemons	Director

/s/ Michael G. Maynard		February 27, 2026
Michael G. Maynard	Director

/s/ Clinton M. Swain		February 27, 2026
Clinton M. Swain	Director

/s/ H. Elmer Richerson		February 27, 2026
H. Elmer Richerson	Director

/s/ Lisa Pominski		February 27, 2026
Lisa Pominski	Director