Form 10-Q
period 2026-03-31
WILSON BANK HOLDING CO
filed 2026-05-08
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Common stock outstanding: 12,287,938 shares at May 8, 2026.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

	(Unaudited)	(Audited)
	March 31, 2026	December 31, 2025
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,394,099	$4,351,129
Less: Allowance for credit losses	(57,247)	(55,034)
Net loans	4,336,852	4,296,095
Securities available-for-sale, fair value (amortized cost $1,122,219 and $1,041,188, respectively)	1,041,823	966,504
Loans held for sale	2,482	2,361
Interest bearing deposits	317,559	326,234
Restricted equity securities	4,336	4,285
Federal funds sold	9,765	9,792
Total earning assets	5,712,817	5,605,271
Cash and due from banks	30,320	31,327
Bank premises and equipment, net	62,939	62,656
Accrued interest receivable	19,038	19,018
Deferred income tax asset	36,854	34,761
Bank owned life insurance	69,890	69,348
Other assets	53,030	50,183
Other real estate	515	515
Goodwill	5,877	5,877
Total assets	$5,991,280	$5,878,956
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$406,141	$413,612
Interest bearing	982,661	956,161
Savings and money market accounts	2,019,222	1,975,757
Time	1,929,520	1,898,726
Total deposits	5,337,544	5,244,256
Accrued interest payable and other liabilities	59,142	53,015
Total liabilities	5,396,686	5,297,271
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 12,285,754 and 12,145,641 shares, respectively	24,571	24,291
Additional paid-in capital	181,585	170,546
Retained earnings	447,823	442,013
Accumulated other comprehensive losses, net of taxes of $21,011 and $19,519 respectively	(59,385)	(55,165)
Total shareholders’ equity	594,594	581,685
Total liabilities and shareholders’ equity	$5,991,280	$5,878,956

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$73,030	$68,113
Interest and dividends on securities:
Taxable securities	7,896	5,659
Exempt from federal income taxes	262	279
Interest on loans held for sale	59	36
Interest on federal funds sold	87	102
Interest on balances held at depository institutions	2,838	2,225
Interest and dividends on restricted securities	81	88
Total interest income	84,253	76,502
Interest expense:
Interest on negotiable order of withdrawal accounts	1,610	1,988
Interest on money market and savings accounts	10,306	9,892
Interest on time deposits	18,469	20,009
Interest on federal funds purchased	1	1
Interest on finance leases	39	33
Total interest expense	30,425	31,923
Net interest income before provision for credit losses	53,828	44,579
Provision for credit losses - loans	2,541	2,233
Provision (benefit) for credit losses - off-balance sheet exposures	144	(393)
Net interest income after provision for credit losses	51,143	42,739
Non-interest income:
Service charges on deposit accounts	2,274	2,060
Brokerage income	2,591	2,412
Debit and credit card interchange income, net	1,631	1,867
Other fees and commissions	380	400
Premium on credit card portfolio sale	1,127	—
Income on BOLI and annuity contracts	685	603
Gain on sale of loans	726	731
Mortgage servicing income (loss)	94	(1)
Credit card revenue share	70	—
Loss on sale of fixed assets	(3)	(6)
Gain on sale of securities, net	—	13
Income (loss) on sale of other assets	(2)	2
Other income	37	16
Total non-interest income	9,610	8,097
Non-interest expense:
Salaries and employee benefits	19,540	17,872
Occupancy expenses, net	1,672	1,459
Advertising & public relations expense	771	743
Furniture and equipment expense	677	763
Data processing expense	3,096	2,614
Directors’ fees	189	153
FDIC insurance	939	1,131
Audit, legal & consulting expenses	1,000	900
Other operating expenses	3,883	3,623
Total non-interest expense	31,767	29,258
Earnings before income taxes	28,986	21,578
Income taxes	6,725	5,181
Net earnings	22,261	16,397
Net earnings (loss) attributable to noncontrolling interest	—	(5)
Net earnings attributable to Wilson Bank Holding Company	$22,261	$16,392
Weighted average number of common shares outstanding-basic	12,250,325	11,962,782
Weighted average number of common shares outstanding-diluted	12,294,253	12,000,111
Basic earnings per common share	$1.82	$1.37
Diluted earnings per common share	$1.81	$1.37
Dividends per common share	$1.35	$1.00

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In Thousands)
Net earnings	$22,261	$16,397
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(5,712)	18,099
Reclassification adjustment for net gains included in net earnings	—	(13)
Tax effect	1,492	(4,726)
Other comprehensive earnings (losses)	(4,220)	13,360
Comprehensive earnings	18,041	29,757
Comprehensive earnings attributable to noncontrolling interest	—	(5)
Comprehensive earnings attributable to Wilson Bank Holding Company	$18,041	$29,752

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
March 31, 2026
Balance at beginning of period	$24,291	170,546	442,013	—	(55,165)	581,685
Cash dividends declared, $1.35 per share	—	—	(16,451)	—	—	(16,451)
Issuance of 134,983 shares of common stock pursuant to dividend reinvestment plan	270	10,589	—	—	—	10,859
Issuance of 3,166 shares of common stock pursuant to exercise of stock options, net	6	95	—	—	—	101
Vesting of 2,314 restricted stock units	5	(5)	—	—	—	—
Repurchase of 350 common shares	(1)	(27)	—	—	—	(28)
Share based compensation expense	—	387	—	—	—	387
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $1,492	—	—	—	—	(4,220)	(4,220)
Net earnings for the period	—	—	22,261	—	—	22,261
Balance at end of period	$24,571	181,585	447,823	—	(59,385)	594,594

March 31, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $1.00 per share	—	—	(11,902)	—	—	(11,902)
Issuance of 112,732 shares of common stock pursuant to dividend reinvestment plan	225	8,241	—	—	—	8,466
Issuance of 1,732 shares of common stock pursuant to exercise of stock options, net	3	50	—	—	—	53
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 2,368 restricted stock units	5	(5)	—	—	—	—
Share based compensation expense	—	278	—	—	—	278
Net change in fair value of available-for-sale securities during the period, net of taxes $4,726	—	—	—	—	13,360	13,360
Net earnings for the period	—	—	16,392	5	—	16,397
Balance at end of period	$23,988	159,302	397,728	208	(74,871)	506,355

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$22,261	$16,397
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	2,685	1,840
Deferred income tax benefit	(601)	(391)
Depreciation and amortization of premises and equipment	1,044	1,098
Loss on sale of fixed assets	3	6
Net amortization (accretion) of securities	(114)	214
Net realized gain on sale of securities	—	(13)
Gain on sale of loans	(726)	(731)
Share-based compensation expense	387	278
Loss (gain) on sale of other assets	2	(2)
Premium on credit card portfolio sale	(1,127)	—
Income on BOLI and annuity contracts	(685)	(603)
Mortgage loans originated for resale	(21,728)	(13,136)
Proceeds from sale of mortgage loans	22,333	13,705
Right of use assets obtained for lease liabilities	—	3
Gain on lease modification	—	(46)
Amortization of core deposit intangibles	11	—
Amortization of mortgage servicing rights	103	74
Change in:
Accrued interest receivable	(20)	(471)
Other assets	(3,425)	(3,410)
Accrued interest payable	(2,626)	(339)
Other liabilities	7,862	8,000
TOTAL ADJUSTMENTS	3,378	6,076
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,639	22,473
INVESTING ACTIVITIES
Activities in available for sale securities:
Purchases	(105,953)	(16,769)
Sales	—	17,882
Maturities, prepayments and calls	25,036	12,119
Purchases of restricted equity securities	(51)	(50)
Proceeds from sale of credit card portfolio	7,803	—
Net increase in loans	(49,786)	(89,595)
Purchase of buildings, leasehold improvements, and equipment	(1,267)	(866)
Proceeds from sale of premises and equipment	—	9
Proceeds from sale of other assets	—	6
Purchase of life insurance and annuity contracts	—	(5,000)
Redemption of annuity contracts	353	359
NET CASH USED IN INVESTING ACTIVITIES	(123,865)	(81,905)
FINANCING ACTIVITIES
Net change in deposits - non-maturing	62,494	97,425
Net change in deposits - time	30,794	33,525
Change in escrow balances	784	6,941
Repayment of finance lease obligation	(36)	(21)
Issuance of common stock related to exercise of stock options	101	53
Repurchase of common stock	(28)	—
Cash dividends paid on common stock	(5,592)	(3,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,517	134,487
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,709)	75,055
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	367,353	247,589
CASH AND CASH EQUIVALENTS - END OF PERIOD	$357,644	$322,644

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$33,051	$32,262
Taxes
Federal	—	N/A
State	1,492	N/A
Total taxes (1)	$1,492	$1,393
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $1,492 and $(4,726) for the three months ended March 31, 2026 and 2025, respectively	$(4,220)	$13,360
Non-cash transfers from loans to other assets	$2	$7

(1) Disclosure of federal and state tax is required for 2026 as a result of adoption of ASU 2023-09, on a prospective basis.

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Cash and cash equivalents summary:
Interest bearing deposits	$317,559	$289,295
Federal funds sold	9,765	9,783
Cash and due from banks	30,320	23,566
Cash and cash equivalents - end of period	$357,644	$322,644

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

Basis of Presentation — The accompanying unaudited, consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated audited financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Form 10-K").

These unaudited consolidated financial statements include the accounts of the Company, the Bank, and through the period of the Company's investment, Encompass. Significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the 2025 Form 10-K. There have been no significant changes to the Company’s significant accounting policies as disclosed in the 2025 Form 10-K.

Newly Issued Not Yet Effective Accounting Standards

Information about certain recently issued accounting standards updates is presented below. Also refer to Note 1 - Accounting Standards Updates in the 2025 Form 10-K for additional information related to previously issued accounting standards updates.

Accounting Standards Update ("ASU") 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the Financial Accounting Standards Board ("FASB") issued this pronouncement which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements. The guidance (as further clarified through ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)) is effective for public business entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing ASU 2024-03 and its impact on its consolidated financial statements and accompanying notes.

ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans". In November 2025, the FASB issued this pronouncement to update ASC 326: Financial Instruments – Credit Losses to address concerns regarding complexity and lack of comparability in the accounting for purchased loans under the current credit loss standard (Topic 326). This ASU removes the previous distinction in accounting between purchased credit-deteriorated (“PCD”) assets and non-PCD assets by applying the grossup accounting method, formerly used only for PCD assets, to most acquired loans. These loans will now be designated as purchased seasoned loans (“PSLs”). This change eliminates the Day-1 credit loss expense on PSLs by recognizing expected credit losses at acquisition without immediate impact to earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years and is to be applied prospectively, with early adoption permitted. The Company is assessing ASU 2025-08, including the potential effect on the accounting for loans acquired in future acquisitions.

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

Recently Adopted Accounting Standards

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in November 2023, the FASB issued this pronouncement which requires public entities to provide disclosures of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU requires a public entity to disclose, for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker ("CODM") and included in each reported measure of a segment's profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The guidance is applied retrospectively to all periods presented in the financial statements unless it is impracticable. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statements. See Note 13, Segment Information, for additional information.

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

The following schedule details the loans of the Company at March 31, 2026 and December 31, 2025:

	(In Thousands)
	March 31, 2026	December 31, 2025

Residential 1-4 family real estate	$1,293,880	$1,277,698
Commercial and multi-family real estate	1,700,935	1,635,488
Construction, land development and farmland	868,116	900,013
Commercial, industrial and agricultural	177,545	179,583
1-4 family equity lines of credit	266,150	263,707
Consumer and other	100,692	107,348
Total loans before net deferred loan fees	4,407,318	4,363,837
Net deferred loan fees	(13,219)	(12,708)
Total loans	4,394,099	4,351,129
Less: Allowance for credit losses	(57,247)	(55,034)
Net loans	$4,336,852	$4,296,095

Risk characteristics relevant to each portfolio segment are as follows:

Construction, land development and farmland: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). Construction and land development loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans generally rely on estimates of project costs and the anticipated value of the completed project, while the Company strives to ensure the accuracy of these estimates, it is possible for these estimates to be inaccurate. Construction loans often involve the disbursement of substantial funds with repayments substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, the value of the completed project, general economic conditions and the availability of long-term financing. Farmland loans are secured by agricultural real estate and are made to finance the acquisition, improvement, or refinancing of farmland used for crop production, livestock operations, or other agricultural purposes. Repayment is primarily dependent on cash flows generated from agricultural operations and secondarily on the value of the underlying collateral. Borrower cash flows may be affected by commodity prices, weather conditions, input costs, and agricultural policies. These loans are underwritten based on borrower financial strength, management experience, and collateral value supported by independent appraisals. Farmland loans are monitored through ongoing financial analysis and periodic collateral reviews.

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

Transactions in the allowance for credit losses for the three months ended March 31, 2026 and 2025 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2026
Allowance for credit losses - loans:
Beginning balance, January 1	$15,745	16,005	16,763	3,433	1,603	1,485	55,034
Provision for credit losses	307	1,271	(366)	971	99	259	2,541
Charge-offs	—	—	—	(120)	(12)	(337)	(469)
Recoveries	11	—	3	1	—	126	141
Ending balance	$16,063	17,276	16,400	4,285	1,690	1,533	57,247

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
March 31, 2025
Allowance for credit losses - loans:
Beginning balance, January 1	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision	2,425	(3,996)	2,413	1,555	(681)	517	2,233
Charge-offs	—	—	—	(57)	—	(325)	(382)
Recoveries	8	—	3	—	—	121	132
Ending balance	$12,141	16,207	17,079	3,200	1,209	1,644	51,480

The following table presents the amortized cost basis of collateral dependent loans at March 31, 2026 and December 31, 2025 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
March 31, 2026
Residential 1-4 family real estate	$6,477	—	6,477
Commercial and multi-family real estate	1,613	—	1,613
Construction, land development and farmland	6,879	—	6,879
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	1,255	—	1,255
Consumer and other	—	—	—
	$16,224	—	16,224

	In Thousands
	Real Estate	Other	Total
December 31, 2025
Residential 1-4 family real estate	$3,038	—	3,038
Commercial and multi-family real estate	13,133	—	13,133
Construction, land development and farmland	5,922	—	5,922
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$22,093	—	22,093

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

The following tables present the Company’s nonaccrual loans and past due loans as of March 31, 2026 and December 31, 2025.

Loans on Nonaccrual Status

	In Thousands
	March 31,	December 31,
	2026	2025
Residential 1-4 family real estate	$12,147	$7,206
Commercial and multi-family real estate	1,613	13,135
Construction, land development and farmland	6,950	5,926
Commercial, industrial and agricultural	48	156
1-4 family equity lines of credit	2,029	208
Consumer and other	21	24
Total	$22,808	$26,655

The Company recognized $2,592,000 and reversed $236,000 out of interest income on nonaccrual loans for the three months ended March 31, 2026. The impact on net interest income from nonaccrual loans was not material to the Company's results for the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025 nonaccrual loans for which no related allowance for credit losses was recorded totaled $8,337,000 and $17,482,000, respectively.

Past Due Loans

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
March 31, 2026
Residential 1-4 family real estate	$11,453	1,909	12,147	25,509	1,268,371	1,293,880	$—
Commercial and multi-family real estate	—	—	1,613	1,613	1,699,322	1,700,935	—
Construction, land development and farmland	476	2,038	6,950	9,464	858,652	868,116	—
Commercial, industrial and agricultural	665	21	48	734	176,811	177,545	—
1-4 family equity lines of credit	1,024	—	2,029	3,053	263,097	266,150	—
Consumer and other	373	30	22	425	100,267	100,692	1
Total	$13,991	3,998	22,809	40,798	4,366,520	4,407,318	$1
December 31, 2025
Residential 1-4 family real estate	$7,330	7,172	8,854	23,356	1,254,342	1,277,698	$1,648
Commercial and multi-family real estate	420	651	13,135	14,206	1,621,282	1,635,488	—
Construction, land development and farmland	1,190	1,188	5,926	8,304	891,709	900,013	—
Commercial, industrial and agricultural	1,053	112	156	1,321	178,262	179,583	—
1-4 family equity lines of credit	1,424	1,263	208	2,895	260,812	263,707	—
Consumer and other	522	112	49	683	106,665	107,348	25
Total	$11,939	10,498	28,328	50,765	4,313,072	4,363,837	$1,673

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

The following tables present the amortized cost basis of loans at March 31, 2026 and March 31, 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 or three months ended March 31, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended March 31, 2026
Residential 1-4 family real estate	$—	$874	$293	$—	$—	$323	0.12%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$874	$293	$—	$—	$323	0.03%

As of March 31, 2026, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended March 31, 2025
Residential 1-4 family real estate	$—	$—	$—	$—	$—	$—	—%
Commercial and multi-family real estate	—	—	4,006	—	—	—	0.25%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	103	—	—	—	0.07%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$—	$4,109	$—	$—	$—	0.10%

As of March 31, 2025, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of March 31, 2026:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
March 31, 2026
Residential 1-4 family real estate	$2,658	$297	$1,141	$2,283	$6,379
Commercial and multi-family real estate	—	—	1,613	—	1,613
Construction, land development and farmland	—	—	—	3,621	3,621
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$2,658	$297	$2,754	$5,904	$11,613

As evidenced in the table above, $5,709,000 of loans that were modified within the twelve months prior to March 31, 2026 were thirty (30) days or more past due at March 31, 2026.

The following table presents the performance of such loans that had been modified within the last twelve months as of March 31, 2025:

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

As evidenced above, $1,356,000 of loans that were modified within the twelve months prior to March 31, 2025 were thirty (30) days or more past due at March 31, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.40%	41	11	$—	—%	—	—
Commercial and multi-family real estate	—	—	—	—	—	—	6	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	19	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.40%	41	11	$—	—%	16	—

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended March 31, 2026
	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/Interest Rate Reduction	Term Extension/Interest Rate Reduction
Residential 1-4 family real estate	$2,172	$909	$297	$43	$676
Commercial and multi-family real estate	1,613	—	—	—	—
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$3,785	$909	$297	$43	$676

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

Three Months Ended March 31, 2025
	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/Interest Rate Reduction	Term Extension/Interest Rate Reduction
Residential 1-4 family real estate	$406	$950	$—	$—	$—
Commercial and multi-family real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$406	$950	$—	$—	$—

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the allowance for credit losses is adjusted by the same amount.

As of March 31, 2026, the Bank had thirteen loans totaling $8,450,000 in the process of foreclosure which consisted of four construction and land development loans, two 1-4 family home equity lines of credit, and seven residential 1-4 family real estate loans. As of December 31, 2025, the Bank had four loans totaling $12,266,000 in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $57.0 million at March 31, 2026 and $63.9 million at December 31, 2025. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of March 31, 2026:

	In Thousands

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
March 31, 2026
Residential 1-4 family real estate
Pass	$58,771	240,390	267,524	119,418	224,534	338,998	13,341	1,262,976
Special mention	—	54	3,954	1,253	2,830	6,215	80	14,386
Substandard	—	—	9,645	2,981	1,950	948	994	16,518
Total Residential 1-4 family real estate	$58,771	240,444	281,123	123,652	229,314	346,161	14,415	1,293,880
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial and multi-family real estate
Pass	$80,730	195,814	268,051	172,490	301,828	608,099	69,028	1,696,040
Special mention	717	254	—	—	—	761	1,550	3,282
Substandard	—	—	—	1,613	—	—	—	1,613
Total Commercial and multi-family real estate	$81,447	196,068	268,051	174,103	301,828	608,860	70,578	1,700,935
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$31,886	300,123	184,088	24,369	78,248	43,474	192,242	854,430
Special mention	—	33	2,111	1,810	840	1,054	888	6,736
Substandard	—	—	1,700	—	3,329	61	1,860	6,950
Total Construction, land development and farmland	$31,886	300,156	187,899	26,179	82,417	44,589	194,990	868,116
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$7,064	50,077	22,410	6,150	20,196	24,866	45,290	176,053
Special mention	—	457	—	961	7	5	13	1,443
Substandard	—	—	16	32	—	—	1	49
Total Commercial, industrial and agricultural	$7,064	50,534	22,426	7,143	20,203	24,871	45,304	177,545
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	7	—	—	—	1	112	120
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	260,512	260,512
Special mention	—	—	—	—	—	—	3,609	3,609
Substandard	—	—	—	—	—	—	2,029	2,029
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	266,150	266,150
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	12	12
Consumer and other
Pass	$4,647	30,362	13,399	8,660	2,532	18,926	21,807	100,333
Special mention	—	83	59	93	80	11	4	330
Substandard	—	—	5	9	6	9	—	29
Total Consumer and other	$4,647	30,445	13,463	8,762	2,618	18,946	21,811	100,692
Consumer and other:
Current-period gross charge-offs	$—	14	39	19	1	1	263	337

The table below presents loan balances classified within each risk rating category based on year of origination as of March 31, 2026:

	In Thousands
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
March 31, 2026
Pass	$183,098	816,766	755,472	331,087	627,338	1,034,363	602,220	4,350,344
Special mention	717	881	6,124	4,117	3,757	8,046	6,144	29,786
Substandard	—	—	11,366	4,635	5,285	1,018	4,884	27,188
Total	$183,815	817,647	772,962	339,839	636,380	1,043,427	613,248	4,407,318

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of December 31, 2025:

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

The table below presents loan balances classified within each risk rating category based on year of origination as of December 31, 2025:

	In Thousands
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025
Pass	$817,501	809,877	345,264	644,173	550,436	529,885	602,803	4,299,939
Special mention	825	8,229	4,554	3,903	1,739	6,505	8,312	34,067
Substandard	—	5,291	4,762	16,517	200	441	2,620	29,831
Total	$818,326	823,397	354,580	664,593	552,375	536,831	613,735	4,363,837

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$148,353	97	11,434	137,016
Mortgage-backed securities	742,567	1,405	47,930	696,042
Asset-backed securities	53,287	16	947	52,356
Corporate notes and other	4,500	—	22	4,478
Obligations of states and political subdivisions	173,512	4	21,585	151,931
	$1,122,219	1,522	81,918	1,041,823

	December 31, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$149,261	136	10,807	138,590
Mortgage-backed securities	665,620	2,472	44,794	623,298
Asset-backed securities	47,868	47	1,135	46,780
Corporate notes and other	4,500	—	48	4,452
Obligations of states and political subdivisions	173,939	79	20,634	153,384
	$1,041,188	2,734	77,418	966,504

As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $264,704,000 (fair value of $248,614,000) and $218,479,000 (fair value of $204,388,000) at March 31, 2026 and December 31, 2025, respectively.

Securities carried on the balance sheet of approximately $590,058,000 (approximate market value of $536,456,000) and $603,852,000 (approximate market value of $551,499,000) were pledged to secure public deposits and for other purposes as required by law at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at March 31, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$3,460	$3,388
Due after one year through five years	123,668	114,888
Due after five years through ten years	282,655	260,405
Due after ten years	712,436	663,142
	$1,122,219	$1,041,823

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
March 31, 2026	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$7,404	$93	2	$118,382	$11,341	49	$125,786	$11,434
Mortgage-backed securities	253,119	3,496	49	306,351	44,434	201	559,470	47,930
Asset-backed securities	34,997	83	15	10,443	864	5	45,440	947
Corporate notes and other	4,478	22	2	—	—	—	4,478	22
Obligations of states and political subdivisions	9,585	260	5	141,211	21,325	144	150,796	21,585
	$309,583	$3,954	73	$576,387	$77,964	399	$885,970	$81,918

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$5,003	$22	1	$121,994	$10,785	52	$126,997	$10,807
Mortgage-backed securities	133,756	532	24	321,141	44,262	205	454,897	44,794
Asset-backed securities	6,972	32	3	22,415	1,103	9	29,387	1,135
Corporate notes and other	4,452	48	2	—	—	—	4,452	48
Obligations of states and political subdivisions	—	—	—	148,056	20,634	148	148,056	20,634
	$150,183	$634	30	$613,606	$76,784	414	$763,789	$77,418

The applicable date for determining when securities are in an unrealized loss position is March 31, 2026 and December 31, 2025. As such, it is possible that a security had a market value less than its amortized cost on other days during the three months ended March 31, 2026 and the twelve-month period ended December 31, 2025, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at March 31, 2026 and December 31, 2025, the Company had unrealized losses of $81.9 million and $77.4 million on $886.0 million and $763.8 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2025 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2026, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and a credit rating of AA+ or higher issued by a nationally recognized statistical rating organization. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an allowance for credit losses. The unrealized losses associated with securities at March 31, 2026 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no allowance for credit losses is considered necessary related to available-for-sale securities at March 31, 2026. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At March 31, 2026, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no allowance for credit losses is necessary at March 31, 2026.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.4 million which had unrealized losses of approximately $1.1 million at March 31, 2026. These non-agency mortgage-backed securities were rated AAA with the exception of one security rated as AA- at March 31, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $52.4 million which had unrealized losses of approximately $0.9 million at March 31, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Corporate Notes and Other

Corporate notes and other consists of corporate bonds and subordinated debt obligations. As of March 31, 2026 corporate notes and other consists of two subordinated debt obligations issued by another bank holding companies. The Company performs ongoing monitoring of the issuer's financial condition and credit quality through periodic review of financial statements and other relevant information.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three months ended March 31, 2026 and 2025. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended
	March 31, 2026	March 31, 2025
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$190	236
Net increase to income before taxes	$190	236

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At March 31, 2026 and December 31, 2025, the Company had approximately $7,653,000 and $4,496,000, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $157,000 and $106,000 at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the Company had approximately $9,000,000 and $5,750,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by derivative liabilities of $8,000 and $17,000 at March 31, 2026 and December 31, 2025, respectively. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management is summarized below (in thousands):

	In Thousands
	March 31, 2026	March 31, 2025
Interest rate contracts for customers	$51	126
Forward contracts related to mortgage loans held for sale and interest rate contracts	$9	(42)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	In Thousands
	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$7,653	157	$4,496	106
Forward contracts related to mortgage loans held-for-sale	$9,000	(8)	$5,750	(17)

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of March 31, 2026 and December 31, 2025 are as follows:

	In Thousands
	March 31, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLMC	$162,452	$149,916

For the three months ended March 31, 2026 and 2025, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	March 31, 2026	March 31, 2025
Balance at beginning of period	$1,401	$1,139
Servicing rights retained from loans sold	189	82
Amortization	(103)	(74)
Valuation allowance provision	—	—
Balance at end of period	$1,487	$1,147
Fair value, end of period	$2,020	$1,614

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Prepayment speed	10.51%	12.44%
Weighted-average life (in years)	7.22	6.56
Weighted-average note rate	5.54%	5.50%
Weighted-average discount rate	9.00%	9.50%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration will remain outstanding until exercised or otherwise terminated. As of March 31, 2026, all options were exercised and there were no outstanding options under the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorized awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards could be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of March 31, 2026, the Company had outstanding 149,372 options with a weighted average exercise price of $58.56, 123,023 cash-settled stock appreciation rights with a weighted average exercise price of $55.89, and 16,292 restricted share unit awards under the 2016 Equity Incentive Plan. There were no restricted share awards or performance share unit awards outstanding under the 2016 Equity Incentive Plan at March 31, 2026.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of March 31, 2026, the Company had 625,012 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of March 31, 2026, the Company had outstanding 22,666 options with a weighted average exercise price of $77.84, 7,000 cash-settled stock appreciation rights with a weighted average exercise price of $76.30, and 21,933 restricted share unit awards under the 2025 Equity Incentive Plan.

Stock Options

As of March 31, 2026, the Company had outstanding 172,038 stock options with a weighted average exercise price of $61.10.

The following table summarizes information about stock options activity for the three months ended March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	179,110	$61.03	193,395	$57.66
Granted	—	—	—	—
Exercised	(7,072)	59.43	(3,065)	50.49
Forfeited or expired	—	—	(517)	38.20
Outstanding at end of period	172,038	$61.10	189,813	$57.82
Options exercisable at March 31	121,497	$57.28	127,401	$55.50

As of March 31, 2026, there was $874,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.66 years.

Stock Appreciation Rights ("SARs")

As of March 31, 2026, the Company had outstanding 130,023 cash-settled stock appreciation rights with a weighted average exercise price of $56.99.

The following table summarizes information about cash-settled SARs activity for the three months ended March 31, 2026 and 2025:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	131,656	$57.02	142,785	$55.03
Granted	—	—	—	—
Exercised	(1,633)	59.28	(8,808)	48.52
Forfeited or expired	—	—	—	—
Outstanding at end of period	130,023	$56.99	133,977	$55.46
SARS exercisable at March 31	109,063	$54.92	102,791	$53.23

As of March 31, 2026, there was $392,000 of total unrecognized cost related to non-vested SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 1.80 years.

Time-Based Vesting Restricted Share Awards ("RSAs") and Restricted Share Units ("RSUs")

The Company periodically awards time-based restricted share awards and restricted share units to employees of the Bank. Under the terms of the awards, the number of units that will vest and therefore be settled in shares of the Company's common stock will be based on the employee's continued service to the Bank over a fixed three or five-year period. Compensation expense for RSAs and RSUs is estimated each period based on the fair value of the Company's common stock at the grant date of the awards.

A summary of time-based vesting RSAs activity for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	153	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31,	—	$—	153	$66.70

A summary of time-based vesting RSUs awards activity for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	40,539	$75.01	24,482	$70.44
Granted	—	—	—	—
Vested	(2,314)	71.50	(2,368)	71.50
Forfeited	—	—	—	—
Outstanding at March 31,	38,225	$75.22	22,114	$70.33

The RSAs and RSUs vest based on continued service over various time periods. As of March 31, 2026, there was no unrecognized compensation cost related to non-vested RSAs. As of March 31, 2026, there was $2,190,000 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be expensed over a weighted-average period of 2.68 years.

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

A summary of the PSUs activity for the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	738	$67.85
Granted	—	—	—	—
Vested	—	—	(369)	67.85
Forfeited	—	—	—	—
Outstanding at March 31,	—	$—	369	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	—

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested PSUs.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2026, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2026
Total capital to risk weighted assets:
Consolidated	$703,578	15.8%	$357,192	8.0%	$446,489	10.0%
Wilson Bank	693,666	15.5	357,063	8.0	446,329	10.0
Tier 1 capital to risk weighted assets:
Consolidated	647,718	14.5	267,894	6.0	267,894	6.0
Wilson Bank	637,826	14.3	267,797	6.0	357,063	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	647,718	14.5	200,920	4.5	N/A	N/A
Wilson Bank	637,826	14.3	200,848	4.5	290,114	6.5
Tier 1 capital to average assets:
Consolidated	647,718	10.9	238,493	4.0	N/A	N/A
Wilson Bank	637,826	10.7	238,402	4.0	298,002	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Total capital to risk weighted assets:
Consolidated	$685,448	15.6%	$350,970	8.0%	$438,712	10.0%
Wilson Bank	682,240	15.6	350,834	8.0	438,542	10.0
Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	263,227	6.0	263,227	6.0
Wilson Bank	627,391	14.3	263,125	6.0	350,833	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	197,420	4.5	N/A	N/A
Wilson Bank	627,391	14.3	197,344	4.5	285,052	6.5
Tier 1 capital to average assets:
Consolidated	630,578	10.6	237,557	4.0	N/A	N/A
Wilson Bank	627,391	10.6	237,470	4.0	296,838	5.0

(1)
Ratios for Wilson Bank are those under applicable FDIC regulations for prompt corrective action.
(2)
Well-capitalized minimum Common equity Tier 1 capital to risk weighted assets and Tier 1 capital to average assets are not formally defined under applicable regulations for bank holding companies.

Dividend Restrictions

The Company and the Bank are subject to dividend restrictions set forth by the Tennessee Department of Financial Institutions and federal banking agencies, as applicable. Generally, the Board of Directors of the Bank may not declare dividends in excess of current year earnings plus the retained net income of the preceding two years without prior approval of the commissioner of the Tennessee Department of Financial Institutions. Additional restrictions may be imposed by the Tennessee Department of Financial Institutions and federal banking agencies under the powers granted to them by law.

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

The following tables present the financial instruments carried at fair value as of March 31, 2026 and December 31, 2025, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2026
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$137,016	$—	$137,016	$—
Mortgage-backed securities	696,042	—	696,042	—
Asset-backed securities	52,356	—	52,356	—
Corporate notes and other	4,478	—	4,478	—
Obligations of states and political subdivisions	151,931	—	151,931	—
Total investment securities available-for-sale	1,041,823	—	1,041,823	—
Mortgage loans held for sale	2,482	—	2,482	—
Derivative instruments	157	—	157	—
Other investments	2,385	—	—	2,385
Total assets	$1,046,847	$—	$1,044,462	$2,385

Derivative instruments	8	—	8	—
Total liabilities	$8	$—	$8	$—

December 31, 2025
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$138,590	$—	$138,590	$—
Mortgage-backed securities	623,298	—	623,298	—
Asset-backed securities	46,780	—	46,780	—
Corporate notes and other	4,452	—	4,452	—
Obligations of states and political subdivisions	153,384	—	153,384	—
Total investment securities available-for-sale	966,504	—	966,504	—
Mortgage loans held for sale	2,361	—	2,361	—
Derivative instruments	106	—	106	—
Other investments	2,348	—	—	2,348
Total assets	$971,319	$—	$968,971	$2,348

Derivative instruments	17	—	17	—
Total liabilities	$17	$—	$17	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
March 31, 2026
Other real estate owned	$515	$—	$—	$515
Collateral dependent loans (1)	15,409	—	—	15,409
Total	$15,924	$—	$—	$15,924
December 31, 2025
Other real estate owned	$515	$—	$—	$515
Collateral dependent loans (1)	21,581	—	—	21,581
Total	$22,096	$—	$—	$22,096

(1)
The carrying value of collateral dependent loans at March 31, 2026 and December 31, 2025 is net of a valuation allowance of $839,000 and $532,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at March 31, 2026 and December 31, 2025:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the three months ended March 31, 2026, there were no transfers between Levels 1, 2 or 3.The tables below include a rollforward of the balance sheet amounts for the three months ended March 31, 2026 and 2025 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended March 31,
	2026		2025
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,348	—	$2,191	—
Total realized gains included in income	37	—	16	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at March 31	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, March 31	$2,385	—	$2,207	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at March 31	$37	—	$16	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2026 and December 31, 2025. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at March 31, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(1)	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Financial assets:
Cash and cash equivalents	$357,644	357,644	357,644	—	—
Loans, net	4,336,852	4,395,107	—	—	4,395,107
Mortgage servicing rights	1,487	2,020	—	2,020	—
Financial liabilities:
Deposits	5,337,544	4,702,641	—	—	4,702,641

December 31, 2025
Financial assets:
Cash and cash equivalents	$367,353	367,353	367,353	—	—
Loans, net	4,296,095	4,273,223	—	—	4,273,223
Mortgage servicing rights	1,401	1,686	—	1,686	—
Financial liabilities:
Deposits	5,244,256	4,674,040	—	—	4,674,040

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of March 31, 2026, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to March 31, 2026.

The Company's effective tax rate for the three months ended March 31, 2026 was 23.20% compared to 24.01% for three months ended March 31, 2025. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at March 31, 2026 and 2025 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the three months ended March 31, 2026, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2022 through 2025 and the IRS for the years ended December 31, 2023 through 2025.

Note 10. Earnings Per Share

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted earnings per share for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, RSUs and PSUs.

The following is a summary of components comprising basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$22,261	$16,392
Denominator – Weighted average number of common shares outstanding	12,250,325	11,962,782
Basic earnings per common share	$1.82	$1.37
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$22,261	$16,392
Denominator – Weighted average number of common shares outstanding	12,250,325	11,962,782
Dilutive effect of stock options, RSUs and PSUs	43,928	37,329
Weighted average diluted common shares outstanding	12,294,253	12,000,111
Diluted earnings per common share	$1.81	$1.37

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at March 31, 2026 is as follows:

Commitments to extend credit	$1,244,909,000
Standby letters of credit	$153,109,000

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the allowance for credit losses on off-balance-sheet credit exposures for the three months ended March 31, 2026 and 2025.

	(In Thousands)
	2026	2025
Beginning balance, January 1	$2,340	2,555
Credit loss expense (benefit)	144	(393)
Ending balance, March 31	$2,484	2,162

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

Note 12. Divestiture of Wilson Bank Credit Card

Effective January 1, 2026, Wilson Bank entered into a definitive agreement with an unaffiliated third party to divest of its credit card business. The transaction closed in January 2026; however, Wilson Bank will continue to subservice the credit cards until April 2027. In connection with the sale, credit card balances totaling $6.7 million were moved out of the Bank's portfolio and a premium of $1.1 million was recognized into income, based upon the sales agreement with the purchaser. The reserve for customer credit card rewards points in the amount of $1.2 million was reversed and an additional expense of $120,000 for such points was recognized on the settlement date.

Note 13. Segment Information

The Bank is a full-service bank operating throughout middle Tennessee which conducts business as a single operating segment, banking. The Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit, loans for consumer, commercial and real estate purposes, and investment advisory services through a third-party registered broker-dealer investment adviser. Management views the product offerings as an integrated banking service which is the basis for identifying the single banking segment. Substantially all revenues are derived from the Company's geographical area identified in Note 1, Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q. The accounting policies of the banking segment are the same as those described in Note 1 of our 2025 Form 10-K.

The Company’s Chief Operating Decision-Maker ("CODM") is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Credit Officer, Chief Lending Officer, Chief Risk Officer, Chief Operating Officer, Chief Experience Officer, Chief Human Resources Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

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

Although the Company has a significant amount of long-term customers, there is no reliance or concentration related to any one customer, a concentration of deposit accounts with various public bodies, such as state or local municipalities exists, as described in "Deposits and Other Liabilities".

There have been no significant asset investments by the banking segment outside of any items included in the consolidated financial statements.

The following tables reflect consolidated financial data of the Company’s reportable segment for the three months ended March 31, 2026 and 2025:

	Banking Segment
	Dollars In Thousands
	Three Months Ended
	March 31,
	2026	2025
Interest income	$84,253	76,502
Reconciliation of revenue
Other revenues	9,610	8,097
Total consolidated revenues	$93,863	84,599
Less:
Interest expense	30,425	31,923
Segment net interest income and noninterest income	$63,438	52,676
Less:
Provision for credit losses - loans	2,541	2,233
Provision for credit losses - off-balance sheet exposures	144	(393)
Salaries and employee benefits	19,540	17,872
Data processing expense	3,096	2,614
Occupancy expenses, net	1,672	1,459
Advertising & public relations expense	771	743
Furniture and equipment expense	677	763
FDIC insurance	939	1,131
Other segment items (a)	5,072	4,676
Income tax expense	6,725	5,181
Segment net earnings/consolidated net earnings	$22,261	16,397
Net earnings attributable to noncontrolling interest	—	(5)
Net earnings attributable to Wilson Bank Holding Company	$22,261	16,392

	Banking Segment
	Dollars in Thousands
	Three Months Ended
	March 31,
	2026	2025
Reconciliation of net earnings
Net earnings for reportable segment	$22,261	16,392
Other earnings	—	—
Net earnings attributable to Wilson Bank Holding Company	$22,261	16,392

	Banking Segment
	Dollars in Thousands
	March 31, 2026	December 31, 2025
Reconciliation of assets
Total assets for reportable segment	$5,991,280	5,878,956
Other assets	—	—
Total consolidated assets	$5,991,280	5,878,956

(a) Other segment items includes audit, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 14. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for recognition and disclosure through May 8, 2026, which is the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide insight into the financial condition and results of operations of Wilson Bank Holding Company (the "Company", "our" or "we") and its bank subsidiary, Wilson Bank & Trust (the "Bank"). Encompass Home Lending LLC ("Encompass"), a company offering mortgage banking services, was 51% owned by the Bank until June 1, 2025 when the Bank sold its 51% membership interest to Encompass Home Lending Investors, LLC, the other member of Encompass. The results of Encompass through the date of sale are consolidated in the Company's financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this report. Reference should also be made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the "SEC") on February 27, 2026 (the "2025 Form 10-K") for a more complete discussion of factors that impact the Company's liquidity, capital and results of operations.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2025 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom and from geopolitical instability, including as a result of the conflict in Iran (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, including the conflict in Iran, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration's loan program, (vii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (viii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (ix) the ability to grow and retain low-cost core deposits, (x) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) an inadequate allowance for credit losses, (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xxii) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

	As of or For the Three Months Ended March 31,
	2026	2025	2026 - 2025 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.82	$1.37	32.85%
Diluted earnings per common share	$1.81	$1.37	32.12%
Cash dividends per common share	$1.35	$1.00	35.00%
Dividends declared per common share as a percentage of basic earnings per common share	74.18%	72.99%	1.63%

	As of or For the Three Months Ended March 31,
	2026	2025	2026 - 2025 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (1)	15.18%	13.35%	13.71%
Annualized return on average assets (2)	1.53%	1.23%	24.39%
Efficiency ratio (3)	50.08%	55.54%	(9.83)%

(1)
Annualized return on average shareholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.
(2)
Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.
(3)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	March 31, 2026	December 31, 2025	2026 - 2025 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.92%	9.89%	0.30%
Equity to assets ratio (Average equity divided by average total assets)	10.08%	9.46%	6.55%
Tier 1 capital to average assets	10.86%	10.62%	2.26%
Non-performing asset ratio	0.39%	0.49%	(20.41)%
Book value per common share	$48.40	$47.89	1.06%

Results of Operations

Net earnings of the Company for the three months ended March 31, 2026 were $22,261,000, an increase of $5,869,000, or 35.80%, from net earnings of $16,392,000 for the three months ended March 31, 2025. The increase in net earnings for the three months ended March 31, 2026 was primarily due to an increase in net interest income, and non-interest income, partially offset by an increase in non-interest expense and provision for credit losses.

The increase in net interest income for the three months ended March 31, 2026 when compared to the comparable period in 2025 was primarily due to an increase in average interest earning asset balances and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expense are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses are discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is a particularly important performance metric to the Company as it serves as the basis for certain employee bonuses. The ROA for the three months ended March 31, 2026 was 1.53%, while the ROA for the three months ended March 31, 2025 was 1.23%. The ROE for the three months ended March 31, 2026 was 15.18%, while the ROE for the three months ended March 31, 2025 was 13.35%. The increases in ROA and ROE for the first quarter of 2026 were primarily driven by higher net interest income.

Effective January 1, 2026, Wilson Bank entered into a definitive agreement with an unaffiliated third party to divest of its credit card business. The transaction closed in January 2026; however, Wilson Bank will continue to subservice the credit cards until April 2027. In connection with the sale, credit card balances totaling $6.7 million were moved out of our portfolio and a premium of $1.1 million was recognized into income, based upon the sales agreement with the purchaser. The reserve for credit card points in the amount of $1.2 million was reversed and an additional expense of $120,000 for such points was recognized on the settlement date.

Net Interest Income

The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. An analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 21% for each period presented.

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

The average balances, interest, and average rates of our assets and liabilities for the three months ended March 31, 2026 and 2025 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2026			March 31, 2025			March 31, 2026 versus March 31, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,332,544	6.84%	$73,030	$4,130,848	6.69%	$68,113	$3,377	$1,540	$4,917
State income tax credits (2)	—	0.10	1,071	—	0.06	643	39	389	428
Total loans, net of unearned interest	4,332,544	6.94	74,101	4,130,848	6.75	68,756	3,416	1,929	5,345
Investment securities—taxable	965,181	3.32	7,896	787,852	2.91	5,659	1,383	854	2,237
Investment securities—tax exempt	38,104	2.79	262	40,610	2.79	279	(19)	2	(17)
Taxable equivalent adjustment (3)	—	0.74	70	—	0.74	74	(7)	3	(4)
Total tax-exempt investment securities	38,104	3.53	332	40,610	3.53	353	(26)	5	(21)
Total investment securities	1,003,285	3.33	8,228	828,462	2.94	6,012	1,357	859	2,216
Loans held for sale	4,930	4.85	59	3,124	4.67	36	21	2	23
Federal funds sold	9,806	3.60	87	9,804	4.22	102	—	(15)	(15)
Accounts with depository institutions	330,881	3.48	2,838	221,789	4.07	2,225	2,495	(1,882)	613
Restricted equity securities	4,305	7.63	81	3,880	9.20	88	45	(52)	(7)
Total earning assets	5,685,751	6.09	85,394	5,197,907	6.02	77,219	7,334	841	8,175	10.59%
Cash and due from banks	30,296			26,046
Allowance for credit losses	(54,871)			(49,414)
Bank premises and equipment	62,901			61,513
Other assets	174,531			169,129
Total assets	$5,898,608			$5,405,181

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	March 31, 2026			March 31, 2025			March 31, 2026 versus March 31, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$957,197	0.68%	$1,610	$949,482	0.85%	$1,988	$112	$(490)	$(378)
Money market demand accounts	1,501,117	2.29	8,483	1,350,426	2.53	8,435	3,542	(3,494)	48
Time deposits	1,926,199	3.89	18,469	1,825,118	4.45	20,009	5,763	(7,303)	(1,540)
Other savings	456,381	1.62	1,823	349,999	1.69	1,457	745	(379)	366
Total interest-bearing deposits	4,840,894	2.55	30,385	4,475,025	2.89	31,889	10,162	(11,666)	(1,504)
Federal Home Loan Bank advances	—	—	—	13	—	—	—	—	—
Finance leases	4,146	3.81	39	3,527	3.79	33	6	—	6
Fed funds purchased	14	15.22	1	41	7.14	1	(2)	2	—
Total interest-bearing liabilities	4,845,054	2.55	30,425	4,478,606	2.89	31,923	10,166	(11,664)	(1,498)	(4.69%)
Non-interest bearing deposits	422,454			386,918
Other liabilities	36,385			41,611
Shareholders’ equity	594,715			498,046
Total liabilities and shareholders’ equity	$5,898,608			$5,405,181
Net interest income, on a tax equivalent basis			$54,969			$45,296	$(2,832)	$12,505	$9,673	21.36%
Net interest margin (4)		3.92%			3.53%
Net interest spread (5)		3.54%			3.13%

Notes:

(1)
Loan fees of $3,618,000 are included in interest income for the period ended March 31, 2026. Loan fees of $3,574,000 are included in interest income for the period ended March 31, 2025.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026		2025
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	69,412	6.50%	64,539	6.34%
Origination and other fee income	3,618	0.34%	3,574	0.35%
Loan state income tax credits	1,071	0.10%	643	0.06%
Total	$74,101	6.94%	$68,756	6.75%

Net interest margin for the three months ended March 31, 2026 and 2025 was 3.92% and 3.53%, respectively. The increase in net interest margin for the three months ended March 31, 2026 was primarily due to the increase in average interest earning asset balances, an increase in the yield earned on loans and securities, and a decrease in the cost of funds, partially offset by a decrease in the yield on accounts with depository institutions and increased average interest-bearing deposit balances. While market short-term interest rates declined overall in 2025, the Bank experienced upward loan rate yields within the portfolio as existing loan volume originated in prior years repriced to current market rates, and, in most cases, new loans were originated at higher contractual interest rates than the previous portfolio rate. The net interest spread was 3.54% and 3.13% for the three months ended March 31, 2026 and 2025, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three months ended March 31, 2026 totaled $53,828,000 compared to $44,579,000 for the three months ended March 31, 2025.

The increase in net interest income for the three months ended March 31, 2026 compared to the comparable period in 2025 was primarily due to an increase in the volume of average interest-earning assets, an increase in the yield earned on loans and securities, and a decrease in interest expense resulting from the decrease in the cost of funds, partially offset by an increase in the volume of average interest-bearing deposits.

The ratio of average interest-earning assets to total average assets for the three months ended March 31, 2026 was 96.4%, compared to 96.2% for the three months ended March 31, 2025.

Fees earned on loans totaled $3,618,000 and $3,574,000 in the first three months of 2026 and 2025, respectively. The increase in fees earned on loans for the first quarter of 2026 when compared to the first quarter of 2025 was attributable to an increase in origination fees offset by a decrease in prepayment fees. The total amount of state income tax credits and tax-exempt loan interest included in our loan yields were $1,071,000 and $643,000 for the three-month periods ended March 31, 2026 and 2025, respectively. The increase in interest and dividends earned on securities in the first three months of 2026 when compared to comparable period in 2025 resulted from higher yields earned on the securities purchased throughout 2025 as management invested liquid funds into the securities portfolio, as well as management's decision to restructure a portion of the securities portfolio in 2025, and invest the proceeds in higher yielding securities. The increase in interest earned on interest bearing deposits during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was primarily a result of higher deposit balances, partially offset by a decrease in rates earned on these deposits as a result of the Federal Reserve lowering rates.

Interest expense decreased in the three months ended March 31, 2026 when compared to the comparable period in 2025 due to a decrease in the average rate paid on interest-bearing deposits, partially offset by the increase in volume of average interest-bearing deposits. We have generally been able to lower the rates we pay on deposits as the Federal Reserve has lowered short-term interest rates; however, if competitive pressures increase, if the Federal Reserve does not cut the federal funds rate any further or loan growth outpaces deposit growth, we may have to raise the rates we pay on deposits which would negatively impact our net interest margin. Even if rates remain at current levels or the Federal Reserve continues to cut rates, we expect interest expense to increase due to an increase in overall deposit balances.

The direction and speed with which short-term interest rates move has an impact on our net interest income. The Federal Reserve influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate decreased by 175 basis points between September 18, 2024 and December 31, 2025, as the Federal Reserve cut the target rate for the federal funds rate by 175 basis points during that time. In the first quarter of 2026, the target rate for the Federal funds rate was unchanged. The Company believes that short-term interest rates could decrease further throughout 2026 though elevated levels of inflation and the affect on the economic environment from the conflict in Iran could cause the Federal Reserve to keep short-term rates at current levels. In such a downward rate environment, should it materialize, expansion of the Company's net interest margin will be dependent upon, in part, whether the Company can lower deposit rates quicker than the rates it earns on loans and other interest-earning assets reprice downward. However, if short-term interest rates decline further the Company's net interest margin and earnings could be negatively impacted if the yields on loans and other interest-earning assets decrease faster than the Company is able to lower deposit rates, including as a result of loan growth outpacing our ability to add lower cost core deposits or competitive pressures in our markets limiting our ability to reduce the rates we pay on deposits, particularly given that our loan portfolio primarily consists of variable rate loans.

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

The provision for credit losses-loans of $2,541,000 for the three months ended March 31, 2026 was primarily driven by deterioration in collateral values on some individually measured loans, the national economic outlook, and loan growth. There was a provision of $2,233,000 for the three months ended March 31, 2025 primarily due to loan growth and a single commercial real estate credit deterioration.

There was a provision for credit losses-off balance sheet exposures of $144,000 for the three months ended March 31, 2026 related to increased loan commitments. There was a benefit of $393,000 for the credit losses-off balance sheet exposures for the three months ended March 31, 2025.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the three months ended March 31, 2026 and 2025:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

March 31, 2026
Residential 1-4 family real estate	$307	$11	$1,270,240	—%
Commercial and multi-family real estate	1,271	—	1,648,038	—
Construction, land development and farmland	(366)	3	873,374	—
Commercial, industrial and agricultural	971	(119)	176,405	(0.07)
1-4 family equity lines of credit	99	(12)	261,725	-—
Consumer and other	259	(211)	102,762	(0.21)
Total	$2,541	$(328)	$4,332,544	(0.01)%
March 31, 2025
Residential 1-4 family real estate	$2,425	$8	1,136,813	—%
Commercial and multi-family real estate	(3,996)	—	1,561,070	—
Construction, land development and farmland	2,413	3	940,509	—
Commercial, industrial and agricultural	1,555	(57)	144,396	(0.04)
1-4 family equity lines of credit	(681)	—	236,506	—
Consumer and other	517	(204)	111,554	(0.18)
Total	$2,233	$(250)	$4,130,848	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three months ended March 31, 2026 and 2025, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,274	$2,060	$214	10.39%
Brokerage income	2,591	2,412	179	7.42
Debit and credit card interchange income, net	1,631	1,867	(236)	(12.64)
Other fees and commissions	380	400	(20)	(5.00)
Premium on credit card portfolio sale	1,127	—	1,127	100.00
Income on BOLI and annuity contracts	685	603	82	13.60
Gain on sale of loans	726	731	(5)	(0.68)
Mortgage servicing income (loss)	94	(1)	95	9,500.00
Credit card revenue share	70	—	70	100.00
Loss on sale of fixed assets	(3)	(6)	3	50.00
Gain on sale of securities, net	—	13	(13)	(100.00)
Income (loss) on sale of other assets	(2)	2	(4)	(200.00)
Other income	37	16	21	131.25
Total non-interest income	$9,610	$8,097	$1,513	18.69%

The increase in non-interest income for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 is primarily attributable to the premium earned on the sale of the Company's credit card portfolio, an increase in service charges on deposit accounts and an increase in brokerage income, partially offset by a decrease in debit and credit card interchange income.

In connection with the sale of our credit card portfolio a premium of $1.1 million was recognized into income, based upon the sales agreement with the third party to whom we sold the portfolio.

The increase in service charges on deposit accounts for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was primarily due to an increase in overdraft fees.

The increase in brokerage income for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was due to continued client acquisitions resulting in an increase of overall production and market share.

The decrease in debit and credit card interchange income for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was due to the sale of the Company's credit card portfolio mentioned above.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, directors' fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$19,540	$17,872	$1,668	9.33%
Occupancy expenses, net	1,672	1,459	213	14.60
Advertising & public relations expense	771	743	28	3.77
Furniture and equipment expense	677	763	(86)	(11.27)
Data processing expense	3,096	2,614	482	18.44
Directors’ fees	189	153	36	23.53
FDIC insurance	939	1,131	(192)	(16.98)
Audit, legal & consulting expenses	1,000	900	100	11.11
Other operating expenses	3,883	3,623	260	7.18
Total non-interest expense	$31,767	$29,258	$2,509	8.58%

The increase in non-interest expense for the three months ended March 31, 2026 when compared to the comparable period in 2025 is primarily attributable to increases in salaries and employee benefits, occupancy expense, data processing expense, and other operating expense, partially offset by a reduction in FDIC insurance.

The increase in salaries and benefits in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, was primarily attributable to normal annual salary increases, an increased number of employees, promotions, the implementation of a higher minimum starting wage, and an increased bonus accrual based on higher projected earnings.

The increase in occupancy expense in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, was primarily attributable to expense related to the remodel of multiple properties.

The increase in data processing expense in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was primarily due to implementation of additional information security solutions, replacement of technology equipment, additional software licensing needs, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations and employee base grows, the demand for digital products and services from employees and customers increases, and the cyber threat environment grows.

The increase in other operating expenses in the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was primarily due to an increase in expenses related to employee engagement and education, and costs associated with the preparation and mailing of our annual report to shareholders.

The decrease in FDIC insurance in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily attributable to a decrease in our FDIC assessment rate.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the three months ended March 31, 2026 and 2025 was 50.08% and 55.54%, respectively. The improvement in the efficiency ratio for the three months ended March 31, 2026 compared to the comparable period in 2025 was primarily due to the increase in net interest income outpacing the increase in non-interest expense.

Income Taxes

The Company's income tax expense for the three months ended March 31, 2026 was $6,725,000, an increase of $1,544,000 from $5,181,000 for the three months ended March 31, 2025. The percentage of income tax expense to net income before taxes was 23.20% and 24.01% for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $112,324,000, or 1.91%, to $5,991,280,000 at March 31, 2026 from $5,878,956,000 at December 31, 2025. Loans, net of allowance for credit losses, totaled $4,336,852,000 at March 31, 2026, a 0.95% increase compared to $4,296,095,000 at December 31, 2025. In 2026, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. Total liabilities increased by 1.88% to $5,396,686,000 at March 31, 2026 compared to $5,297,271,000 at December 31, 2025.

Loans

The following details the loans of the Company at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,293,880	29.4%	$1,277,698	29.3%	$16,182	1.27%
Commercial and multi-family real estate	1,700,935	38.6	1,635,488	37.5	65,447	4.00
Construction, land development and farmland	868,116	19.7	900,013	20.6	(31,897)	(3.54)
Commercial, industrial and agricultural	177,545	4.0	179,583	4.1	(2,038)	(1.13)
1-4 family equity lines of credit	266,150	6.0	263,707	6.0	2,443	0.93
Consumer and other	100,692	2.3	107,348	2.5	(6,656)	(6.20)
Total loans before net deferred loan fees	$4,407,318	100.0%	$4,363,837	100.0%	$43,481	1.00%

Total loan growth net of deferred loan fees for the first quarter of 2026 was $42,970,000, which was up 0.99% from December 31, 2025. Contributing to the Company's loan growth in the first three months of 2026 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts in the Bank's market areas, and the increase the Company is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate loans is primarily attributable to continued economic growth and expansion in the Bank's primary market areas.

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

Our allowance for credit losses for loans at March 31, 2026 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our allowance for credit losses for loans assessment methodology. The allowance for credit losses for loans (net of charge-offs and recoveries) increased to $57,247,000 at March 31, 2026 from $55,034,000 at December 31, 2025, primarily due to a worsening economic outlook, deterioration in collateral values on some individually measured loans, and loan growth. The allowance for credit losses for loans was 1.30% of total loans outstanding at March 31, 2026 compared to 1.26% at December 31, 2025. The internally classified loans as a percentage of the allowance for credit losses for loans were 99.5% and 116.1% respectively, at March 31, 2026 and December 31, 2025. The decrease was primarily a result of improving credits in the commercial real estate segments.

The following schedule provides an allocation of the allowance for credit losses for loans by portfolio segment for the Company as of March 31, 2026 and December 31, 2025:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
March 31, 2026
Residential 1-4 family real estate	$16,063	29.4%	$1,293,880	1.24%
Commercial and multi-family real estate	17,276	38.6	1,700,935	1.02
Construction, land development and farmland	16,400	19.7	868,116	1.89
Commercial, industrial and agricultural	4,285	4.0	177,545	2.41
1-4 family equity lines of credit	1,690	6.0	266,150	0.63
Consumer and other	1,533	2.3	100,692	1.52
Total	$57,247	100.0%	4,407,318	1.30
Net deferred loan fees			(13,219)
			$4,394,099	1.30%
December 31, 2025
Residential 1-4 family real estate	$15,745	29.3%	$1,277,698	1.23%
Commercial and multi-family real estate	16,005	37.5	1,635,488	0.98
Construction, land development and farmland	16,763	20.6	900,013	1.86
Commercial, industrial and agricultural	3,433	4.1	179,583	1.91
1-4 family equity lines of credit	1,603	6.0	263,707	0.61
Consumer and other	1,485	2.5	107,348	1.38
Total	$55,034	100.0%	4,363,837	1.26
Net deferred loan fees			(12,708)
			$4,351,129	1.26%

The allowance for credit losses for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The allowance for credit losses for loans as a percentage of total loans outstanding at March 31, 2026, net of deferred fees, increased from the year ended December 31, 2025. The increase was primarily driven by a deteriorating national economic factor outlook utilized within our allowance models, deterioration in collateral values on some individually measured loans, and loan growth.

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

In estimating expected credit losses as of March 31, 2026, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rates in the range of 1.2% to 2.8%; (ii) U.S. unemployment rates in the range of approximately 4.6% to 5.0%; (iii) Home Price Index annual growth rates in the range of approximately 1.1% to 1.8%; (iv) CRE Price Index annual growth rates in the range of approximately -2.3% to 0.5%; and (v) Gross Private Investment annual growth rates in the range of approximately 1.4% and 4.2%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased by $78,000 to $328,000 for the three months ended March 31, 2026, compared to net charge-offs of $250,000 for the three months ended March 31, 2025. The ratio of net charge-offs to average total outstanding loans was 0.01% for the three months ended March 31, 2026 and three months ended March 31, 2025. Overall, the Bank experienced minimal charge-offs during the three months ended March 31, 2026 and it is expected that charge-offs will continue to be modest for the remainder of 2026; however, a deterioration in economic conditions may negatively impact charge-offs in the future.

We also maintain an allowance for credit losses on off-balance sheet exposures, which increased $144,000 from $2,340,000 at December 31, 2025 to $2,484,000 at March 31, 2026 as a result of increased commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an allowance for credit losses for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the allowance for credit losses and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of qualitative factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the allowance for credit losses at March 31, 2026 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the allowance for credit losses may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For additional discussion regarding our allowance for credit losses, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $75,319,000, or 7.79%, to $1,041,823,000 at March 31, 2026 from $966,504,000 at December 31, 2025. The increase is primarily due to the purchase of new securities, partially offset by the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at March 31, 2026 was 3.13% with a weighted average life of 6.89 years, as compared to an average yield of 3.02% and a weighted average life of 7.05 years at December 31, 2025. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

For available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At March 31, 2026 and December 31, 2025, we determined that the decline we experienced in fair value of available-for-sale securities below the amortized cost basis of the securities was driven by changes in interest rates and not due to credit-related factors. Therefore, there was no provision for credit loss recognized during the three months ended March 31, 2026 with respect to our available-for-sale securities, nor was there an allowance for credit losses on available-for-sale securities.

Premises and Equipment

Premises and equipment increased $283,000, or 0.45%, from December 31, 2025 to March 31, 2026. The primary reason for the increase was due to ATM software updates and replacement of certain ATMs and remodeling of certain branches, partially offset by current year depreciation of $981,000.

Deposits and Other Liabilities

Deposits increased by $93,288,000, or 1.78%, in the first quarter of 2026, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The Company had no brokered deposits at March 31, 2026 or December 31, 2025.

The average balance and weighted average interest rate paid for deposit types for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025 are detailed in the following schedule:

	March 31, 2026		December 31, 2025		March 31, 2025
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$422,454	—%	$413,832	—%	$386,918	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	957,197	0.68	949,722	0.74	949,482	0.85
Money market demand accounts	1,501,117	2.29	1,508,811	2.52	1,350,426	2.53
Time deposits	1,926,199	3.89	1,904,043	4.00	1,825,118	4.45
Other savings	456,381	1.62	464,830	2.09	349,999	1.69
Total interest-bearing deposits	4,840,894	2.55%	4,827,406	2.71%	4,475,025	2.89%
Total deposits	$5,263,348	2.34%	$5,241,238	2.50%	$4,861,943	2.66%

At March 31, 2026 and December 31, 2025, we estimate that we had approximately $1.4 billion and $1.5 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 27% of our total deposits exceeded the FDIC deposit insurance limits at March 31, 2026. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $279,408,000, or 5.23% of total deposits, at March 31, 2026, compared to $262,733,000, or 5.01% of total deposits, at December 31, 2025.

Principal maturities of certificates of deposit and individual retirement accounts at March 31, 2026 are as follows:

In Thousands
Maturity
2026	$1,230,462
2027	467,018
2028	221,404
2029	9,453
2030	1,070
Thereafter	113
$1,929,520

The Company has a concentration of deposit accounts with public bodies, such as state or local municipalities. The aggregate balance of these public fund deposits at March 31, 2026 and December 31, 2025 were $687,107,000 and $656,331,000, respectively, which represented 12.9% and 12.5% of total deposits, respectively.

The increase in total liabilities since December 31, 2025 was composed of a $93,288,000, or 1.78%, increase in total deposits and a $6,127,000, or 11.56%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2025 was primarily attributable to an increase reserve for income taxes and employee bonus payable, partially offset by a decrease in interest payable on deposits.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at March 31, 2026 totaled $22,809,000, a decrease of $5,519,000 from $28,328,000 at December 31, 2025. The decrease in non-performing loans is primarily due to a decrease in the commercial real estate segment, partially offset by increases in the residential l-4 family real estate and 1-4 family equity lines of credit segments. The decrease in non-performing loans in the commercial real estate segment is primarily due to the payoff of a single large loan relationship. The increases in the residential 1-4 family real estate and 1-4 family equity lines of credit segments were primarily due to the addition of multiple loan relationships. Management believes that it is possible that it could incur losses on its non-performing loans but believes that these losses should not exceed the amount in the allowance for credit losses for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended March 31, 2026 and December 31, 2025 was 0.39% and 0.49%, respectively. This decrease was primarily due to the payoff of the single large commercial real estate loan relationship mentioned above.

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

At March 31, 2026 the Company had a recorded investment in collateral dependent loans totaling $16,248,000, a decrease of $5,865,000 from a recorded investment in collateral dependent loans totaling $22,113,000 at December 31, 2025. The decrease during the three months ended March 31, 2026 as compared to December 31, 2025 is primarily due to the payoff of the single large loan relationship mentioned above, partially offset by the addition of loans in the 1-4 family segment. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. As of March 31, 2026, a $839,000 valuation allowance was recorded on collateral dependent loans due to five loan relationships compared to a valuation allowance of $532,000 due to two loan relationship as of December 31, 2025. The allowance for credit losses for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

Total past due and nonaccrual loans at March 31, 2026 were $40,798,000 a decrease of $9,967,000 from $50,765,000 at December 31, 2025. The decrease was largely due to the payoff of the single commercial real estate loan as mentioned above.

The Company recognized $2,592,000 and reversed $236,000 out of interest income on nonaccrual loans for the three months ended March 31, 2026. The impact on net interest income from nonaccrual loans was not material to the Company's results for the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, nonaccrual loans for which no related allowance for credit losses was recorded totaled $8,337,000 and $17,482,000, respectively.

Our internally classified loans decreased $6,924,000, or 10.84%, to $56,974,000 at March 31, 2026, from $63,898,000 at December 31, 2025, primarily due to the payoff of the single large commercial real estate loan mentioned above, offset by the downgrade of multiple borrowers in the 1-4 family real estate, construction, and commercial real estate loan segments. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances and non-performing assets could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 14.46% at March 31, 2026 and 13.32% at December 31, 2025. The increase in our liquidity ratio is primarily attributable to an increase in liquid assets primarily due to deposit growth outpacing loan growth.

The Company’s primary source of liquidity is a stable core deposit base. In addition, federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At March 31, 2026, the Company’s liquid assets totaled $866.3 million, an increase from $782.8 million at December 31, 2025, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at March 31, 2026. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position, the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of March 31, 2026, the Company had available approximately $175.4 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $633.1 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At March 31, 2026, securities totaling approximately $84.4 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At March 31, 2026, loans totaling approximately $536.8 million will become due within twelve months from that date.

As for liabilities, at March 31, 2026, certificates of deposit of $250,000 or greater totaling approximately $576.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's interest rate shock simulation, the Company had a slightly asset-sensitive interest-rate risk position as of March 31, 2026, which means that in general, our assets should reprice quicker than our liabilities, and as a result net interest income should increase in a rising rate environment and decrease in a falling rate environment though the Company’s net interest margin and earnings could be negatively impacted if the Company's ability to lower deposit rates (in a falling rate environment) or limit the increases to deposit rates (in a rising rate environment) is limited by other factors including as a result of competitive pressures or loan growth outpacing our ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of March 31, 2026, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(6.33)%	(4.45)%	(2.51)%	0.23%	0.26%	0.04%
EVE	(17.78)%	(8.64)%	(3.48)%	(0.21)%	(1.21)%	(2.96)%

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

Off Balance Sheet Arrangements

At March 31, 2026, we had unfunded loan commitments outstanding of $1,244,909,000 and outstanding standby letters of credit of $153,109,000, compared to $1,202,566,000 and $150,374,000, respectively, at December 31, 2025. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. The Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At March 31, 2026, total shareholders’ equity was $594,594,000, or 9.92% of total assets, which compares with $581,685,000, or 9.89% of total assets, at December 31, 2025. The increase in shareholders’ equity during the three months ended March 31, 2026 is the result of the net effect of $387,000 related to stock option compensation and RSUs, the Company’s net earnings of $22,261,000, and proceeds from the issuance of common stock related to exercise of stock options of $101,000. The increase in shareholders' equity was partially offset by cash dividends declared of $16,451,000, of which $10,859,000 was reinvested under the Company’s dividend reinvestment plan, and an increase of $4,220,000 in unrealized losses on investment securities, net of applicable income taxes of $1,492,000, and the $28,000 repurchase of common stock from a limited number of the Company's shareholders.

Share Repurchase Program

On January 27, 2025, the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2025. This authorization remained in effect through March 31, 2026. The Company repurchased 350 shares of the Company's common stock at an average price of $80.45 under this repurchase program during the first quarter of 2026.

On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. As of this filing, the Company has not repurchased shares under the current repurchase program.

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

There have been no material changes in reported market risks during the three months ended March 31, 2026.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended March 31, 2026.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs as of the Last Date of the Period
January 1, 2026 - January 31, 2026	—	$—	—	$8,000,000
February 1, 2026 - February 28, 2026	350	$80.45	350	$7,971,842
March 1, 2026 - March 31, 2026	—	$—	—	$7,971,842

_______________

(1)
On January 27, 2025, the Company’s Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the share repurchase program that the Board of Directors had authorized on October 28, 2024 and which expired on March 31, 2025. This authorization remained in effect through March 31, 2026. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. The Company repurchased 350 shares of the Company's common stock at an average price of $80.45 and the aggregate cost of $28,158 under this repurchase program.

On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. As of this filing, the Company has not repurchased shares under the current repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended March 31, 2026, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter ended March 31, 2026 two trades were reported on the over-the-counter market at $550 per share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $81.95 per share.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: May 8, 2026	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: May 8, 2026	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)