Form 10-Q
period 2026-06-30
WILSON BANK HOLDING CO
filed 2026-08-07
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Common stock outstanding: 12,420,687 shares at August 7, 2026.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

	(Unaudited)	(Audited)
	June 30, 2026	December 31, 2025
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,480,575	$4,351,129
Less: Allowance for credit losses	(57,803)	(55,034)
Net loans	4,422,772	4,296,095
Securities available-for-sale, fair value (amortized cost $1,137,072 and $1,041,188, respectively)	1,052,874	966,504
Loans held for sale	4,090	2,361
Interest bearing deposits	210,170	326,234
Restricted equity securities	4,701	4,285
Federal funds sold	4,707	9,792
Total earning assets	5,699,314	5,605,271
Cash and due from banks	30,282	31,327
Bank premises and equipment, net	62,956	62,656
Accrued interest receivable	20,063	19,018
Deferred income tax asset	38,699	34,761
Bank owned life insurance	71,146	69,348
Other assets	51,643	50,183
Other real estate	365	515
Goodwill	5,877	5,877
Total assets	$5,980,345	$5,878,956
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$399,370	$413,612
Interest bearing	995,218	956,161
Savings and money market accounts	2,012,452	1,975,757
Time	1,902,055	1,898,726
Total deposits	5,309,095	5,244,256
Accrued interest payable and other liabilities	58,229	53,015
Total liabilities	5,367,324	5,297,271
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 12,291,843 and 12,145,641 shares, respectively	24,583	24,291
Additional paid-in capital	181,995	170,546
Retained earnings	468,636	442,013
Accumulated other comprehensive losses, net of taxes of $22,005 and $19,519 respectively	(62,193)	(55,165)
Total shareholders’ equity	613,021	581,685
Total liabilities and shareholders’ equity	$5,980,345	$5,878,956

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$73,513	$71,863	$146,543	$139,976
Interest and dividends on securities:
Taxable securities	8,688	5,980	16,584	11,639
Exempt from federal income taxes	274	277	536	556
Interest on loans held for sale	60	45	119	81
Interest on federal funds sold	87	107	174	209
Interest on balances held at depository institutions	2,606	2,739	5,444	4,964
Interest and dividends on restricted securities	80	83	161	171
Total interest income	85,308	81,094	169,561	157,596
Interest expense:
Interest on negotiable order of withdrawal accounts	1,758	1,971	3,368	3,959
Interest on money market and savings accounts	11,144	10,982	21,450	20,874
Interest on time deposits	17,934	19,162	36,403	39,171
Interest on federal funds purchased	—	—	1	1
Interest on finance leases	39	41	78	74
Total interest expense	30,875	32,156	61,300	64,079
Net interest income before provision for credit losses	54,433	48,938	108,261	93,517
Provision for credit losses - loans	1,028	2,507	3,569	4,740
Provision (benefit) for credit losses - off-balance sheet exposures	572	123	716	(270)
Net interest income after provision (benefit) for credit losses	52,833	46,308	103,976	89,047
Non-interest income:
Service charges on deposit accounts	2,339	2,193	4,613	4,253
Brokerage income	2,962	2,456	5,553	4,868
Debit and credit card interchange income, net	2,515	2,491	4,146	4,358
Other fees and commissions	406	396	786	796
Premium on credit card portfolio sale	—	—	1,127	—
Income on BOLI and annuity contracts	590	594	1,275	1,197
Gain on sale of loans	577	831	1,303	1,562
Mortgage servicing income (loss)	99	(5)	193	(6)
Credit card revenue share	77	—	147	—
Loss on sale of fixed assets	(3)	(6)	(6)	(12)
Gain (loss) on sale of securities, net	—	(2)	—	11
Loss on sale of other real estate	(145)	—	(145)	—
Loss on sale of other assets	(2)	(4)	(4)	(2)
Loss on sale of investment in joint venture	—	(4)	—	(4)
Other income	5	2	42	18
Total non-interest income	9,420	8,942	19,030	17,039
Non-interest expense:
Salaries and employee benefits	22,750	18,511	42,290	36,383
Occupancy expenses, net	1,702	1,542	3,374	3,001
Advertising & public relations expense	1,388	1,049	2,159	1,792

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

three and six months ended June 30, 2026 and 2025

(Unaudited)

Furniture and equipment expense	682	749	1,359	1,512
Data processing expense	3,180	2,876	6,276	5,490
Directors’ fees	184	186	373	339
FDIC insurance	575	1,025	1,514	2,156
Audit, legal & consulting expenses	901	574	1,901	1,474
Other operating expenses	3,628	3,810	7,511	7,433
Total non-interest expense	34,990	30,322	66,757	59,580
Earnings before income taxes	27,263	24,928	56,249	46,506
Income taxes	6,453	5,793	13,178	10,974
Net earnings	20,810	19,135	43,071	35,532
Net earnings attributable to noncontrolling interest	—	(20)	—	(25)
Net earnings attributable to Wilson Bank Holding Company	$20,810	$19,115	$43,071	$35,507
Weighted average number of common shares outstanding-basic	12,289,424	11,996,239	12,269,982	11,979,603
Weighted average number of common shares outstanding-diluted	12,334,259	12,034,954	12,314,405	12,017,641
Basic earnings per common share	$1.69	$1.59	$3.51	$2.96
Diluted earnings per common share	$1.69	$1.59	$3.50	$2.95
Dividends per common share	$—	$—	$1.35	$1.00

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Thousands)
Net earnings	$20,810	$19,135	$43,071	$35,532
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(3,802)	7,278	(9,514)	25,377
Reclassification adjustment for net gains included in net earnings	—	2	—	(11)
Tax effect	994	(1,903)	2,486	(6,629)
Other comprehensive earnings (losses)	(2,808)	5,377	(7,028)	18,737
Comprehensive earnings	18,002	24,512	36,043	54,269
Comprehensive earnings attributable to noncontrolling interest	—	(20)	—	(25)
Comprehensive earnings attributable to Wilson Bank Holding Company	$18,002	$24,492	$36,043	$54,244

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
June 30, 2026
Balance at beginning of period	$24,571	181,585	447,823	—	(59,385)	594,594
Issuance of 2,834 shares of common stock pursuant to exercise of stock options, net	6	11	—	—	—	17
Vesting of 3,601 restricted stock units	7	(7)	—	—	—	—
Repurchase of 346 common shares	(1)	(28)	—	—	—	(29)
Forfeiture of restricted stock unit dividends	—	—	3	—	—	3
Share based compensation expense	—	434	—	—	—	434
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $994	—	—	—	—	(2,808)	(2,808)
Net earnings for the quarter	—	—	20,810	—	—	20,810
Balance at end of period	$24,583	181,995	468,636	—	(62,193)	613,021

June 30, 2025
Balance at beginning of period	$23,988	159,302	397,728	208	(74,871)	506,355
Issuance of 3,100 shares of common stock pursuant to exercise of stock options, net	7	22	—	—	—	29
Vesting of 3,308 restricted stock units	6	(6)	—	—	—	—
Share based compensation expense	—	288	—	—	—	288
Net change in fair value of available-for-sale securities during the period, net of taxes of $1,903	—	—	—	—	5,377	5,377
Net earnings for the quarter	—	—	19,115	20	—	19,135
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,001	159,606	416,843	—	(69,494)	530,956

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity, Continued

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Six Months Ended:
June 30, 2026
Balance at beginning of period	$24,291	170,546	442,013	—	(55,165)	581,685
Cash dividends declared, $1.35 per share	—	—	(16,451)	—	—	(16,451)
Issuance of 134,983 shares of common stock pursuant to dividend reinvestment plan	270	10,589	—	—	—	10,859
Issuance of 6,000 shares of common stock pursuant to exercise of stock options, net	12	106	—	—	—	118
Vesting of 5,915 restricted stock units	12	(12)	—	—	—	—
Forfeiture of restricted stock unit dividends	—	—	3	—	—	3
Repurchase of 696 common shares	(2)	(55)	—	—	—	(57)
Share based compensation expense	—	821	—	—	—	821
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $2,486	—	—	—	—	(7,028)	(7,028)
Net earnings for the period	—	—	43,071	—	—	43,071
Balance at end of period	$24,583	181,995	468,636	—	(62,193)	613,021

June 30, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $1.00 per share	—	—	(11,902)	—	—	(11,902)
Issuance of 112,732 shares of common stock pursuant to dividend reinvestment plan	225	8,241	—	—	—	8,466
Issuance of 4,832 shares of common stock pursuant to exercise of stock options, net	10	72	—	—	—	82
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 5,676 restricted stock units	11	(11)	—	—	—	—
Share based compensation expense	—	566	—	—	—	566
Net change in fair value of available-for-sale securities during the period, net of taxes $6,629	—	—	—	—	18,737	18,737
Net earnings for the period	—	—	35,507	25	—	35,532
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,001	159,606	416,843	—	(69,494)	530,956

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$43,071	$35,532
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	4,285	4,470
Deferred income tax benefit	(1,452)	(1,022)
Depreciation and amortization of premises and equipment	2,093	2,200
Loss on sale of fixed assets	6	12
Net amortization (accretion) of securities	(337)	385
Net realized gain on sale of securities	—	(11)
Gain on sale of loans	(1,303)	(1,562)
Share-based compensation expense	821	566
Loss on other real estate	145	—
Loss on sale of other assets	4	2
Loss on sale of investment in joint venture	—	4
Premium on credit card portfolio sale	(1,127)	—
Income on BOLI and annuity contracts	(1,275)	(1,197)
Mortgage loans originated for resale	(49,722)	(36,029)
Proceeds from sale of mortgage loans	49,296	35,026
Gain on lease modification	—	(52)
Amortization of premium on loans	—	68
Amortization of core deposit intangibles	24	34
Accretion of premium on time deposits	—	(49)
Amortization of mortgage servicing rights	210	213
Change in:
Accrued interest receivable	(1,045)	(1,920)
Other assets	(2,244)	(2,437)
Accrued interest payable	(3,930)	262
Other liabilities	5,113	7,916
TOTAL ADJUSTMENTS	(438)	6,879
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,633	42,411
INVESTING ACTIVITIES
Activities in available for sale securities:
Purchases	(141,566)	(85,607)
Sales	—	17,880
Maturities, prepayments and calls	46,019	26,919
Purchases of restricted equity securities	(416)	(409)
Proceeds from sale of credit card portfolio	7,803	—
Net increase in loans	(136,939)	(181,936)
Purchase of buildings, leasehold improvements, and equipment	(2,274)	(1,965)
Proceeds from sale of premises and equipment	—	42
Proceeds from sale of other assets	8	55
Proceeds from sale of other real estate	370	—
Purchase of life insurance and annuity contracts	(906)	(12,179)
Redemption of annuity contracts	448	454
Decrease in cash from sale of joint venture	—	(228)
Cash received from acquisition, net	—	8,132
NET CASH USED IN INVESTING ACTIVITIES	(227,453)	(228,842)
FINANCING ACTIVITIES

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

For the six months ended June 30, 2026 and 2025

(Unaudited)

Net change in deposits - non-maturing	61,510	173,824
Net change in deposits - time	3,329	10,543
Change in escrow balances	3,388	3,181
Repayment of finance lease obligation	(73)	(39)
Issuance of common stock related to exercise of stock options	118	82
Forfeiture of restricted stock units	3	—
Repurchase of common stock	(57)	—
Cash dividends paid on common stock	(5,592)	(3,436)
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,626	184,155
NET CHANGE IN CASH AND CASH EQUIVALENTS	(122,194)	(2,276)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	367,353	247,589
CASH AND CASH EQUIVALENTS - END OF PERIOD	$245,159	$245,313

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$65,235	$63,780
Taxes
Federal	11,233	N/A
State	3,349	N/A
Total taxes (1)	$14,582	$11,350
Non-cash investing and financing activities:
Change in fair value of securities available-for-sale, net of taxes of $2,486 and $(6,629) for the six months ended June 30, 2026 and 2025, respectively	$(7,028)	$18,737
Non-cash transfers from loans to other real estate	$365	$—
Non-cash transfers from loans to other assets	$12	$54

(1) Disclosure of federal and state tax is required for 2026 as a result of adoption of ASU 2023-09 on January 1, 2025, on a prospective basis.

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Cash and cash equivalents summary:
Interest bearing deposits	$210,170	$208,677
Federal funds sold	4,707	9,878
Cash and due from banks	30,282	26,758
Cash and cash equivalents - end of period	$245,159	$245,313

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Nature of Business — Wilson Bank Holding Company (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, Wilson Bank & Trust (the “Bank”). The Bank is a commercial bank headquartered in Lebanon, Tennessee. The Bank provides a full range of banking services in its primary market areas of Wilson, Davidson, Rutherford, Trousdale, Sumner, DeKalb, Putnam, Smith, Hamilton, and Williamson Counties, Tennessee. The Bank was previously invested in Encompass Home Lending LLC ("Encompass"), a joint venture of which the Bank owned 51% of the outstanding membership interests. Effective June 1, 2025, the Bank sold its 51% membership interest in Encompass to Encompass Home Lending Investors, LLC, which owned 49% of the outstanding membership interests in Encompass prior to the sale. During the period that the Bank owned its interest in Encompass, Encompass offered residential mortgage banking services to customers of certain home builders in the Bank's markets as well as other mortgage customers.

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

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for credit losses, the valuation of deferred tax assets, the determination of any impairment of goodwill or other intangibles, the valuation of other real estate (if any), and the fair value of financial instruments. These financial statements should be read in conjunction with the 2025 Form 10-K. There have been no significant changes to the Company’s significant accounting policies as disclosed in the 2025 Form 10-K.

Reclassifications — Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported earnings, comprehensive earnings, shareholders’ equity, or cash flows. The reclassifications were made to improve comparability between periods.

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

ASU 2025-08, "Financial Instruments – Credit Losses (Topic 326): Purchased Loans". In November 2025, the FASB issued this pronouncement to update ASC 326: Financial Instruments – Credit Losses to address concerns regarding complexity and lack of comparability in the accounting for purchased loans under the current credit loss standard (Topic 326). This ASU removes the previous distinction in accounting between purchased credit-deteriorated (“PCD”) assets and non-PCD assets by applying the gross-up accounting method, formerly used only for PCD assets, to most acquired loans. These loans will now be designated as purchased seasoned loans (“PSLs”). This change eliminates the Day-1 credit loss expense on PSLs by recognizing expected credit losses at acquisition without immediate impact to earnings. This new guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years and is to be applied prospectively, with early adoption permitted. The Company is assessing ASU 2025-08, including the potential effect on the accounting for loans acquired in future acquisitions.

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

The following schedule details the loans of the Company at June 30, 2026 and December 31, 2025:

	(In Thousands)
	June 30, 2026	December 31, 2025

Residential 1-4 family real estate	$1,352,172	$1,277,698
Commercial and multi-family real estate	1,706,290	1,635,488
Construction, land development and farmland	878,043	900,013
Commercial, industrial and agricultural	183,892	179,583
1-4 family equity lines of credit	280,418	263,707
Consumer and other	93,094	107,348
Total loans before net deferred loan fees	4,493,909	4,363,837
Net deferred loan fees	(13,334)	(12,708)
Total loans	4,480,575	4,351,129
Less: Allowance for credit losses	(57,803)	(55,034)
Net loans	$4,422,772	$4,296,095

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification ("ASC") Topic 326 ("ASC 326") Financial Instruments-Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The ACL is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

In assessing the adequacy of the ACL, the Company considers the results of the Company's ongoing independent loan review process. The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio. Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners. The Company incorporates relevant loan review results in calculating the ACL.

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

Transactions in the ACL for the three months ended June 30, 2026 and 2025 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2026
Allowance for credit losses - loans:
Beginning balance, April 1	$16,063	17,276	16,400	4,285	1,690	1,533	57,247
Provision for credit losses	1,131	—	(239)	(180)	85	231	1,028
Charge-offs	(256)	—	—	(17)	—	(379)	(652)
Recoveries	6	—	3	86	—	85	180
Ending balance	$16,944	17,276	16,164	4,174	1,775	1,470	57,803

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2025
Allowance for credit losses - loans:
Beginning balance, April 1	$12,141	16,207	17,079	3,200	1,209	1,644	51,480
Provision	1,485	457	(16)	111	276	194	2,507
Charge-offs	—	—	—	(92)	—	(219)	(311)
Recoveries	9	—	3	41	—	125	178
Ending balance	$13,635	16,664	17,066	3,260	1,485	1,744	53,854

Transactions in the ACL for the six months ended June 30, 2026 and 2025 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2026
Allowance for credit losses - loans:
Beginning balance, January 1	$15,745	16,005	16,763	3,433	1,603	1,485	55,034
Provision for credit losses	1,438	1,271	(605)	791	184	490	3,569
Charge-offs	(256)	—	—	(137)	(12)	(716)	(1,121)
Recoveries	17	—	6	87	—	211	321
Ending balance	$16,944	17,276	16,164	4,174	1,775	1,470	57,803

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
June 30, 2025
Allowance for credit losses - loans:
Beginning balance, January 1	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision	3,910	(3,539)	2,397	1,666	(405)	711	4,740
Charge-offs	—	—	—	(149)	—	(544)	(693)
Recoveries	17	—	6	41	—	246	310
Ending balance	$13,635	16,664	17,066	3,260	1,485	1,744	53,854

The following table presents the amortized cost basis of collateral dependent loans at June 30, 2026 and December 31, 2025 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
June 30, 2026
Residential 1-4 family real estate	$1,261	—	1,261
Commercial and multi-family real estate	1,538	—	1,538
Construction, land development and farmland	8,035	—	8,035
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	7,554	—	7,554
Consumer and other	—	—	—
	$18,388	—	18,388

	In Thousands
	Real Estate	Other	Total
December 31, 2025
Residential 1-4 family real estate	$3,038	—	3,038
Commercial and multi-family real estate	13,133	—	13,133
Construction, land development and farmland	5,922	—	5,922
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$22,093	—	22,093

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

The following tables present the Company’s nonaccrual loans and past due loans as of June 30, 2026 and December 31, 2025.

Loans on Nonaccrual Status

	In Thousands
	June 30,	December 31,
	2026	2025
Residential 1-4 family real estate	$12,942	$7,206
Commercial and multi-family real estate	1,538	13,135
Construction, land development and farmland	8,630	5,926
Commercial, industrial and agricultural	99	156
1-4 family equity lines of credit	2,130	208
Consumer and other	22	24
Total	$25,361	$26,655

The Company recognized $172,000 and reversed $90,000 out of interest income on nonaccrual loans for the three months ended June 30, 2026. The Company recognized $2,764,000 and reversed $326,000 out of interest income on nonaccrual loans for the six months ended June 30, 2026. The impact on net interest income from nonaccrual loans was not material to the Company's results for the three and six months ended June 30, 2025. At June 30, 2026 and December 31, 2025 nonaccrual loans for which no related ACL was recorded totaled $11,082,000 and $17,482,000, respectively.

Past Due Loans

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
June 30, 2026
Residential 1-4 family real estate	$5,016	4,171	15,905	25,092	1,327,080	1,352,172	$2,963
Commercial and multi-family real estate	2,948	18	1,538	4,504	1,701,786	1,706,290	—
Construction, land development and farmland	2,657	—	8,630	11,287	866,756	878,043	—
Commercial, industrial and agricultural	71	—	99	170	183,722	183,892	—
1-4 family equity lines of credit	377	534	2,130	3,041	277,377	280,418	—
Consumer and other	251	29	26	306	92,788	93,094	4
Total	$11,320	4,752	28,328	44,400	4,449,509	4,493,909	$2,967
December 31, 2025
Residential 1-4 family real estate	$7,330	7,172	8,854	23,356	1,254,342	1,277,698	$1,648
Commercial and multi-family real estate	420	651	13,135	14,206	1,621,282	1,635,488	—
Construction, land development and farmland	1,190	1,188	5,926	8,304	891,709	900,013	—
Commercial, industrial and agricultural	1,053	112	156	1,321	178,262	179,583	—
1-4 family equity lines of credit	1,424	1,263	208	2,895	260,812	263,707	—
Consumer and other	522	112	49	683	106,665	107,348	25
Total	$11,939	10,498	28,328	50,765	4,313,072	4,363,837	$1,673

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

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

The following tables present the amortized cost basis of loans at June 30, 2026 and June 30, 2025 that were both experiencing financial difficulty and modified during the six months ended June 30, 2026 or six months ended June 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2026
Residential 1-4 family real estate	$—	$1,400	$292	$—	$1,119	$445	0.24%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$1,400	$292	$—	$1,119	$445	0.07%

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Six Months Ended June 30, 2025
Residential 1-4 family real estate	$—	$1,139	$946	$—	$360	$—	0.20%
Commercial and multi-family real estate	—	—	3,270	—	—	—	0.20%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	242	—	—	—	0.16%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$1,139	$4,458	$—	$360	$—	0.14%

The following tables present the amortized cost basis of loans at June 30, 2026 and June 30, 2025 that were both experiencing financial difficulty and modified during the three months ended June 30, 2026 or three months ended June 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2026
Residential 1-4 family real estate	$—	$526	$—	$—	$796	$445	0.13%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$526	$—	$—	$796	$445	0.04%

As of June 30, 2026, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2025
Residential 1-4 family real estate	$—	$1,139	$946	$—	$360	$—	0.20%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	141	—	—	—	0.09%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$1,139	$1,087	$—	$360	$—	0.06%

As of June 30, 2025, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The following table presents the performance of such loans that have been modified within the last twelve months as of June 30, 2026:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
June 30, 2026
Residential 1-4 family real estate	$43	$645	$956	$3,722	$5,366
Commercial and multi-family real estate	—	—	1,538	—	1,538
Construction, land development and farmland	294	—	—	3,302	3,596
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$337	$645	$2,494	$7,024	$10,500

As evidenced in the table above, $3,476,000 of loans that were modified within the twelve months prior to June 30, 2026 were thirty (30) days or more past due at June 30, 2026.

The following table presents the performance of such loans that had been modified within the last twelve months as of June 30, 2025:

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

As evidenced above, $22,938,000 of loans that were modified within the twelve months prior to June 30, 2025 were thirty (30) days or more past due at June 30, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.55%	34	10	$—	0.67%	13	6
Commercial and multi-family real estate	—	—	—	—	—	—	6	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	22	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.55%	34	10	$—	0.67%	8	6

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.59%	28	9	$—	0.67%	13	6
Commercial and multi-family real estate	—	—	—	—	—	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	25	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.59%	28	9	$—	0.67%	14	6

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026
	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction
Residential 1-4 family real estate	$885	$—	$296	$43	$977	$885	$—	$296	$43	$977
Commercial and multi-family real estate	1,538	—	—	—	—	1,538	—	—	—	—
Construction, land development and farmland	—	294	—	—	—	—	294	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	$2,423	294	296	43	$977	2,423	294	296	43	$977

The following table presents the amortized cost basis of loans that had a payment default during the three and six months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction
Residential 1-4 family real estate	$407	$1,481	$—	$—	$—	$407	$1,481	$—	$—	$—
Commercial and multi-family real estate	—	22,430	—	—	—	—	22,430	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	101	—	—	—	—	101	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	$407	$24,012	$—	$—	$—	$407	$24,012	$—	$—	$—

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the ACL is adjusted by the same amount.

As of June 30, 2026, the Bank had 10 loans totaling $4,806,000 in the process of foreclosure which consisted of three construction and land development loans and seven residential 1-4 family real estate loans. As of December 31, 2025, the Bank had four loans totaling $12,266,000 in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $63.1 million at June 30, 2026 and $63.9 million at December 31, 2025. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of June 30, 2026:

	In Thousands

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
June 30, 2026
Residential 1-4 family real estate
Pass	$166,477	235,866	253,987	111,771	214,180	322,546	13,662	1,318,489
Special mention	—	62	3,640	2,436	3,239	5,454	49	14,880
Substandard	—	331	9,317	4,939	2,192	1,041	983	18,803
Total Residential 1-4 family real estate	$166,477	236,259	266,944	119,146	219,611	329,041	14,694	1,352,172
Residential 1-4 family real estate:
Current-period gross charge-offs	$—	—	165	47	—	44	—	256
Commercial and multi-family real estate
Pass	$157,837	184,765	252,796	158,308	292,479	582,850	71,644	1,700,679
Special mention	712	252	—	—	419	1,150	1,540	4,073
Substandard	—	—	—	1,538	—	—	—	1,538
Total Commercial and multi-family real estate	$158,549	185,017	252,796	159,846	292,898	584,000	73,184	1,706,290
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$95,865	290,780	162,243	18,777	75,192	40,605	179,173	862,635
Special mention	—	—	798	5,189	498	265	26	6,776
Substandard	—	—	2,129	—	3,835	839	1,829	8,632
Total Construction, land development and farmland	$95,865	290,780	165,170	23,966	79,525	41,709	181,028	878,043
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$28,620	32,434	21,860	4,402	19,858	23,457	51,804	182,435
Special mention	—	444	—	925	—	—	18	1,387
Substandard	—	—	—	45	—	—	25	70
Total Commercial, industrial and agricultural	$28,620	32,878	21,860	5,372	19,858	23,457	51,847	183,892
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	7	16	—	—	1	113	137
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	273,869	273,869
Special mention	—	—	—	—	—	—	4,419	4,419
Substandard	—	—	—	—	—	—	2,130	2,130
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	280,418	280,418
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	12	12
Consumer and other
Pass	$7,974	27,452	11,726	7,795	2,020	17,827	17,930	92,724
Special mention	21	89	82	77	55	5	3	332
Substandard	—	10	4	11	5	8	—	38
Total Consumer and other	$7,995	27,551	11,812	7,883	2,080	17,840	17,933	93,094
Consumer and other:
Current-period gross charge-offs	$11	43	50	20	15	1	576	716

The table below presents loan balances classified within each risk rating category based on year of origination as of June 30, 2026:

	In Thousands
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
June 30, 2026
Pass	$456,773	771,297	702,612	301,053	603,729	987,285	608,082	4,430,831
Special mention	733	847	4,520	8,627	4,211	6,874	6,055	31,867
Substandard	—	341	11,450	6,533	6,032	1,888	4,967	31,211
Total	$457,506	772,485	718,582	316,213	613,972	996,047	619,104	4,493,909

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

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$153,244	54	11,788	141,510
Mortgage-backed securities	751,028	805	51,103	700,730
Asset-backed securities	52,486	30	997	51,519
Corporate notes and other	4,500	—	38	4,462
Obligations of states and political subdivisions	175,814	142	21,303	154,653
	$1,137,072	1,031	85,229	1,052,874

	December 31, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$149,261	136	10,807	138,590
Mortgage-backed securities	665,620	2,472	44,794	623,298
Asset-backed securities	47,868	47	1,135	46,780
Corporate notes and other	4,500	—	48	4,452
Obligations of states and political subdivisions	173,939	79	20,634	153,384
	$1,041,188	2,734	77,418	966,504

As of June 30, 2026 and December 31, 2025, there was no ACL on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $259,755,000 (fair value of $242,618,000) and $218,479,000 (fair value of $204,388,000) at June 30, 2026 and December 31, 2025, respectively.

Securities carried on the balance sheet of approximately $594,973,000 (approximate market value of $539,529,000) and $603,852,000 (approximate market value of $551,499,000) were pledged to secure public deposits and for other purposes as required by law at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at June 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$7,000	$6,837
Due after one year through five years	143,560	132,954
Due after five years through ten years	286,792	263,555
Due after ten years	699,720	649,528
	$1,137,072	$1,052,874

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
June 30, 2026	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$12,335	$163	3	$117,984	$11,625	49	$130,319	$11,788
Mortgage-backed securities	321,390	5,652	66	295,866	45,451	200	617,256	51,103
Asset-backed securities	27,654	114	13	10,167	883	5	37,821	997
Corporate notes and other	4,462	38	2	—	—	—	4,462	38
Obligations of states and political subdivisions	7,013	123	4	140,695	21,180	142	147,708	21,303
	$372,854	$6,090	88	$564,712	$79,139	396	$937,566	$85,229

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$5,003	$22	1	$121,994	$10,785	52	$126,997	$10,807
Mortgage-backed securities	133,756	532	24	321,141	44,262	205	454,897	44,794
Asset-backed securities	6,972	32	3	22,415	1,103	9	29,387	1,135
Corporate notes and other	4,452	48	2	—	—	—	4,452	48
Obligations of states and political subdivisions	—	—	—	148,056	20,634	148	148,056	20,634
	$150,183	$634	30	$613,606	$76,784	414	$763,789	$77,418

The applicable date for determining when securities are in an unrealized loss position is June 30, 2026 and December 31, 2025. As such, it is possible that a security had a market value less than its amortized cost on other days during the six months ended June 30, 2026 and the twelve-month period ended December 31, 2025, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at June 30, 2026 and December 31, 2025, the Company had unrealized losses of $85.2 million and $77.4 million on $937.6 million and $763.8 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2025 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2026, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, a risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and a credit rating of AA+ or higher issued by a nationally recognized statistical rating organization. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an ACL. The unrealized losses associated with securities at June 30, 2026 are driven by changes in interest rates and not due to the credit quality of the securities, and accordingly, no ACL is considered necessary related to available-for-sale securities at June 30, 2026. These securities will continue to be monitored as part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At June 30, 2026, approximately 98% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no ACL for these securities is necessary at June 30, 2026.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $10.2 million which had unrealized losses of approximately $1.2 million at June 30, 2026. These non-agency mortgage-backed securities were rated AAA with the exception of one security rated as AA- at June 30, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

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

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $51.5 million which had unrealized losses of approximately $1.0 million at June 30, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Corporate Notes and Other

Corporate notes and other consists of corporate bonds and subordinated debt obligations. As of June 30, 2026 corporate notes and other consists of two subordinated debt obligations issued by other bank holding companies. The Company performs ongoing monitoring of the issuer's financial condition and credit quality through periodic review of financial statements and other relevant information.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and six months ended June 30, 2026 and 2025. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$170	224	$360	460
Net increase to income before taxes	$170	224	$360	460

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At June 30, 2026 and December 31, 2025, the Company had approximately $7,864,000 and $4,496,000, respectively, of interest rate lock commitments. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $185,000 and $106,000 at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had approximately $8,000,000 and $5,750,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $3,000 at June 30, 2026 and a derivative liability of $17,000 at December 31, 2025. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans.

The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below (in thousands):

	In Thousands
	June 30, 2026	June 30, 2025
Interest rate contracts for customers	$79	63
Forward contracts related to mortgage loans held for sale and interest rate contracts	$20	(62)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

	In Thousands
	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$7,864	185	$4,496	106
Forward contracts related to mortgage loans held-for-sale	$8,000	3	$5,750	(17)

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of June 30, 2026 and December 31, 2025 are as follows:

	In Thousands
	June 30, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLMC	$168,405	$149,916

For the six months ended June 30, 2026 and 2025, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	June 30, 2026	June 30, 2025
Balance at beginning of period	$1,401	$1,139
Servicing rights retained from loans sold	348	329
Amortization	(210)	(213)
Valuation allowance provision	—	—
Balance at end of period	$1,539	$1,255
Fair value, end of period	$2,128	$1,722

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Prepayment speed	10.37%	12.44%
Weighted-average life (in years)	7.26	6.56
Weighted-average note rate	5.59%	5.50%
Weighted-average discount rate	9.00%	9.50%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration remained outstanding until exercised or otherwise terminated. As of June 30, 2026, all options were exercised and there were no outstanding options under the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorized awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards could be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of June 30, 2026, the Company had outstanding 141,155 options with a weighted average exercise price of $58.86, 115,908 cash-settled stock appreciation rights with a weighted average exercise price of $56.04, and 12,108 restricted share unit awards under the 2016 Equity Incentive Plan. There were no restricted share awards or performance share unit awards outstanding under the 2016 Equity Incentive Plan at June 30, 2026.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of June 30, 2026, the Company had 543,746 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of June 30, 2026, the Company had outstanding 88,332 options with a weighted average exercise price of $80.89, 13,000 cash-settled stock appreciation rights with a weighted average exercise price of $78.91, and 33,449 restricted share unit awards under the 2025 Equity Incentive Plan.

Stock Options

As of June 30, 2026, the Company had outstanding 229,487 stock options with a weighted average exercise price of $67.34.

The following table summarizes information about stock options activity for the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	179,110	$61.03	193,395	$57.66
Granted	65,666	81.95	6,666	76.30
Exercised	(13,956)	55.12	(13,316)	54.81
Forfeited or expired	(1,333)	66.70	(817)	46.13
Outstanding at end of period	229,487	$67.34	185,928	$58.58
Options exercisable at June 30	117,781	$58.03	125,983	$55.61

As of June 30, 2026, there was $1,754,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.93 years.

Stock Appreciation Rights ("SARs")

As of June 30, 2026, the Company had outstanding 128,908 cash-settled stock appreciation rights with a weighted average exercise price of $58.34.

The following table summarizes information about cash-settled SARs activity for the six months ended June 30, 2026 and 2025:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	131,656	$57.02	142,785	$55.03
Granted	6,000	81.95	7,000	76.30
Exercised	(8,748)	54.60	(11,158)	50.34
Forfeited or expired	—	—	—	—
Outstanding at end of period	128,908	$58.34	138,627	$56.49
SARS exercisable at June 30	103,348	$55.31	102,041	$53.18

As of June 30, 2026, there was $433,000 of total unrecognized cost related to non-vested cash-settled SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.36 years.

Time-Based Vesting Restricted Share Awards ("RSAs") and Restricted Share Units ("RSUs")

The Company periodically awards time-based vesting restricted share awards and restricted share units to employees of the Bank. Under the terms of the RSU awards, the number of units that will vest and therefore be settled in shares of the Company's common stock will be based on the employee's continued service to the Bank over a fixed three or five-year period. Compensation expense for RSAs and RSUs is estimated each period based on the fair value of the Company's common stock at the grant date of the awards.

A summary of time-based vesting RSAs activity for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	153	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30,	—	$—	153	$66.70

A summary of time-based vesting RSUs awards activity for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	40,539	$75.01	24,482	$70.44
Granted	12,008	81.95	1,833	76.30
Vested	(5,915)	70.81	(5,676)	70.38
Forfeited	(1,075)	72.90	—	—
Outstanding at June 30,	45,557	$77.44	20,639	$70.98

The RSAs and RSUs vest based on continued service over various time periods. As of June 30, 2026, there was no unrecognized compensation cost related to non-vested RSAs. As of June 30, 2026, there was $2,733,000 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be expensed over a weighted-average period of 2.58 years.

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

A summary of the PSUs activity for the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	738	$67.85
Granted	—	—	—	—
Vested	—	—	(369)	67.85
Forfeited	—	—	—	—
Outstanding at June 30,	—	$—	369	$67.85

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	—

As of June 30, 2026, there was no unrecognized compensation cost related to non-vested PSUs.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2026, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2026
Total capital to risk weighted assets:
Consolidated	$726,476	15.8%	$367,803	8.0%	$459,754	10.0%
Wilson Bank	716,908	15.6	367,683	8.0	459,604	10.0
Tier 1 capital to risk weighted assets:
Consolidated	668,965	14.6	275,852	6.0	275,852	6.0
Wilson Bank	659,415	14.3	275,762	6.0	367,682	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	668,965	14.6	206,889	4.5	N/A	N/A
Wilson Bank	659,415	14.3	206,821	4.5	298,742	6.5
Tier 1 capital to average assets:
Consolidated	668,965	11.0	243,238	4.0	N/A	N/A
Wilson Bank	659,415	10.8	243,161	4.0	303,951	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Total capital to risk weighted assets:
Consolidated	$685,448	15.6%	$350,970	8.0%	$438,712	10.0%
Wilson Bank	682,240	15.6	350,834	8.0	438,542	10.0
Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	263,227	6.0	263,227	6.0
Wilson Bank	627,391	14.3	263,125	6.0	350,833	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	197,420	4.5	N/A	N/A
Wilson Bank	627,391	14.3	197,344	4.5	285,052	6.5
Tier 1 capital to average assets:
Consolidated	630,578	10.6	237,557	4.0	N/A	N/A
Wilson Bank	627,391	10.6	237,470	4.0	296,838	5.0

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

Other real estate owned — Other real estate owned (“OREO”) represents real estate foreclosed upon by the Company through loan defaults by customers or acquired in lieu of foreclosure. Substantially all of these amounts relate to construction and land development loans, other loans secured by land, and commercial real estate loans for which the Company believes it has adequate collateral. Upon foreclosure, the property is recorded at the lower of cost or fair value, based on appraised value, less selling costs estimated as of the date acquired with any loss recognized as a charge-off through the ACL. Additional OREO losses for subsequent valuation downward adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs. Any gains or losses realized at the time of disposal are also reflected in noninterest expense, as applicable. OREO is included in Level 3 of the valuation hierarchy due to the lack of observable market inputs into the determination of fair value. Appraisal values are property-specific and sensitive to the changes in the overall economic environment.

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

The following tables present the financial instruments carried at fair value as of June 30, 2026 and December 31, 2025, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2026
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$141,510	$—	$141,510	$—
Mortgage-backed securities	700,730	—	700,730	—
Asset-backed securities	51,519	—	51,519	—
Corporate notes and other	4,462	—	4,462	—
Obligations of states and political subdivisions	154,653	—	154,653	—
Total investment securities available-for-sale	1,052,874	—	1,052,874	—
Mortgage loans held for sale	4,090	—	4,090	—
Derivative instruments	188	—	188	—
Other investments	2,390	—	—	2,390
Total assets	$1,059,542	$—	$1,057,152	$2,390

Total liabilities	$—	$—	$—	$—

December 31, 2025
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$138,590	$—	$138,590	$—
Mortgage-backed securities	623,298	—	623,298	—
Asset-backed securities	46,780	—	46,780	—
Corporate notes and other	4,452	—	4,452	—
Obligations of states and political subdivisions	153,384	—	153,384	—
Total investment securities available-for-sale	966,504	—	966,504	—
Mortgage loans held for sale	2,361	—	2,361	—
Derivative instruments	106	—	106	—
Other investments	2,348	—	—	2,348
Total assets	$971,319	$—	$968,971	$2,348

Derivative instruments	17	—	17	—
Total liabilities	$17	$—	$17	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
June 30, 2026
Other real estate owned	$365	$—	$—	$365
Collateral dependent loans (1)	17,254	—	—	17,254
Total	$17,619	$—	$—	$17,619
December 31, 2025
Other real estate owned	$515	$—	$—	$515
Collateral dependent loans (1)	21,561	—	—	21,561
Total	$22,076	$—	$—	$22,076

(1)
The carrying value of collateral dependent loans at June 30, 2026 and December 31, 2025 is net of a valuation allowance of $1,134,000 and $532,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at June 30, 2026 and December 31, 2025:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2026, there were no transfers between Levels 1, 2 or 3. The tables below include a roll forward of the balance sheet amounts for the three and six months ended June 30, 2026 and 2025 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended June 30,
	2026		2025
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, April 1	$2,385	—	$2,207	—
Total realized gains included in income	5	—	2	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,390	—	$2,209	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$5	—	$2	—

	For the Six Months Ended June 30,
	2026		2025
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,348	—	$2,191	—
Total realized gains included in income	42	—	18	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at June 30	—	—	—	—
Purchases, issuances and settlements, net	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, June 30	$2,390	—	$2,209	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at June 30	$42	—	$18	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2026 and December 31, 2025. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at June 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(1)	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Financial assets:
Cash and cash equivalents	$245,159	245,159	245,159	—	—
Loans, net	4,422,772	4,499,692	—	—	4,499,692
Mortgage servicing rights	1,539	2,128	—	2,128	—
Financial liabilities:
Deposits	5,309,095	4,653,851	—	—	4,653,851

December 31, 2025
Financial assets:
Cash and cash equivalents	$367,353	367,353	367,353	—	—
Loans, net	4,296,095	4,273,223	—	—	4,273,223
Mortgage servicing rights	1,401	1,686	—	1,686	—
Financial liabilities:
Deposits	5,244,256	4,674,040	—	—	4,674,040

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of June 30, 2026, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken prior to June 30, 2026.

The Company's effective tax rate for the three and six months ended June 30, 2026 was 23.67% and 23.43%, respectively, compared to 23.24% and 23.60% for the three and six months ended June 30, 2025, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at June 30, 2026 and 2025 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the six months ended June 30, 2026, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2022 through 2025 and the IRS for the years ended December 31, 2023 through 2025.

Note 10. Earnings Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted EPS for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, RSUs and PSUs.

The following is a summary of components comprising basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$20,810	$19,115	$43,071	$35,507
Denominator – Weighted average number of common shares outstanding	12,289,424	11,996,239	12,269,982	11,979,603
Basic earnings per common share	$1.69	$1.59	$3.51	$2.96
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$20,810	$19,115	$43,071	$35,507
Denominator – Weighted average number of common shares outstanding	12,289,424	11,996,239	12,269,982	11,979,603
Dilutive effect of stock options, RSUs and PSUs	44,835	38,715	44,423	38,038
Weighted average diluted common shares outstanding	12,334,259	12,034,954	12,314,405	12,017,641
Diluted earnings per common share	$1.69	$1.59	$3.50	$2.95

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at June 30, 2026 is as follows:

Commitments to extend credit	$1,340,987,000
Standby letters of credit	$158,356,000

Allowance For Credit Losses - Off-Balance-Sheet Credit Exposures. The ACL on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which we are exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. For the period of exposure, the estimate of expected credit losses considers the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment.

Estimating credit losses on amounts expected to be funded uses the same ending rates as described for loans in Note 2 - Loans and Allowance for Credit Losses as if such commitments were funded.

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the ACL on off-balance-sheet credit exposures for the six months ended June 30, 2026 and 2025.

	(In Thousands)
	2026	2025
Beginning balance, January 1	$2,340	2,555
Credit loss expense (benefit)	716	(270)
Ending balance, June 30	$3,056	2,285

The following table details activity in the ACL on off-balance-sheet credit exposures for the three months ended June 30, 2026 and 2025

	(In Thousands)
	2026	2025
Beginning balance, April 1	$2,484	2,162
Credit loss expense	572	123
Ending balance, June 30	$3,056	2,285

The Bank originates residential mortgage loans, sells them to third-party purchasers, and may or may not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Bank’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Bank, including HUD/VA loans. The Bank participates in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure to delivery penalties as the Bank's mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

Note 13. Segment Information

The Bank is a full-service bank operating throughout Middle Tennessee which conducts business as a single operating segment, banking. The Bank offers a wide range of banking services, including checking, savings and money market deposit accounts, certificates of deposit, loans for consumer, commercial and real estate purposes, and investment advisory services through a third-party registered broker-dealer investment adviser. Management views the product offerings as an integrated banking service which is the basis for identifying the single banking segment. Substantially all revenues are derived from the Company's geographical area identified in Note 1, Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q. The accounting policies of the banking segment are the same as those described in Note 1 of the 2025 Form 10-K.

The Company’s Chief Operating Decision-Maker ("CODM") is made up of the Chief Executive Officer, Chief Financial Officer, President, Chief Administration Officer, Chief Credit Officer, Chief Lending Officer, Chief Operating Officer, Chief Experience Officer, Chief Human Resources Officer, and Chief Information Officer. The key measure of banking segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net earnings, as reported on the Company's Consolidated Statements of Earnings. The measure of banking segment assets is reported on the Company’s Consolidated Balance Sheets as total assets.

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

Although the Company has a significant number of long-term customers, there is no reliance or concentration related to any one customer; however, a concentration of deposit accounts with various public bodies, such as state or local municipalities exists, as described in "Deposits and Other Liabilities".

There have been no significant asset investments by the banking segment outside of any items included in the consolidated financial statements.

The following tables reflect consolidated financial data of the Company’s reportable segment for the three and six months ended June 30, 2026 and 2025:

	Banking Segment
	Dollars In Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income	$85,308	81,094	$169,561	157,596
Reconciliation of revenue
Other revenues	9,420	8,942	19,030	17,039
Total consolidated revenues	$94,728	90,036	$188,591	174,635
Less:
Interest expense	30,875	32,156	61,300	64,079
Segment net interest income and noninterest income	$63,853	57,880	$127,291	110,556
Less:
Provision for credit losses - loans	1,028	2,507	3,569	4,740
Provision for credit losses - off-balance sheet exposures	572	123	716	(270)
Salaries and employee benefits	22,750	18,511	42,290	36,383
Data processing expense	3,180	2,876	6,276	5,490
Occupancy expenses, net	1,702	1,542	3,374	3,001
Advertising & public relations expense	1,388	1,049	2,159	1,792
Furniture and equipment expense	682	749	1,359	1,512
FDIC insurance	575	1,025	1,514	2,156
Other segment items (a)	4,713	4,570	9,785	9,246
Income tax expense	6,453	5,793	13,178	10,974
Segment net earnings/consolidated net earnings	$20,810	19,135	$43,071	35,532
Net earnings attributable to noncontrolling interest	—	(20)	—	(25)
Net earnings attributable to Wilson Bank Holding Company	$20,810	19,115	$43,071	35,507

	Banking Segment
	Dollars in Thousands
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation of net earnings
Net earnings for reportable segment	$20,810	19,115	$43,071	35,507
Other earnings	—	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$20,810	19,115	$43,071	35,507

	Banking Segment
	Dollars in Thousands
	June 30, 2026	December 31, 2025
Reconciliation of assets
Total assets for reportable segment	$5,980,345	5,878,956
Other assets	—	—
Total consolidated assets	$5,980,345	5,878,956

(a) Other segment items includes audit, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 14. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for recognition and disclosure through August 7, 2026, which is the date the financial statements were available to be issued.

Subsequent to June 30, 2026, the Company recognized a previously unrecorded equity investment with an estimated fair value of approximately $1.4 million received through a historical business relationship. Recognition of the investment increased retained earnings by approximately $1.1 million, after consideration of the related fair value and income tax effects. Management evaluated the matter and concluded that the omission was not material to any previously issued annual or interim financial statements. Accordingly, the Company determined that disclosure of the event, but not adjustment of the June 30, 2026 financial statements, was appropriate.

In April 2026, the Company entered into a lease agreement for a new branch location with an initial term of 10 years. The Bank obtained the right to control the right-of-use asset and the lease commenced for accounting purposes under ASC 842 on July 1, 2026, subsequent to the June 30, 2026 balance sheet date. Upon commencement, the Company recognized a right-of-use asset and corresponding lease liability of approximately $1.9 million. Because the lease had not commenced as of June 30, 2026, no right-of-use asset or lease liability were recognized at quarter end. The Company evaluated this event through the date the financial statements were issued and determined that disclosure, but not adjustment of the June 30, 2026 financial statements, was appropriate.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2025 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom and from geopolitical instability, including as a result of the conflict in Iran, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, including the conflict in Iran, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration's loan program, (vii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (viii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated rate environment or lower rates in a falling rate environment, (ix) the ability to grow and retain low-cost core deposits, (x) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) an inadequate allowance for credit losses ("ACL"), (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xxii) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

Accounting policies related to the ACL on financial instruments including loans and off-balance-sheet credit exposures are considered to be critical as these policies involve considerable subjective judgment and estimation by management. In the case of loans, the ACL is a contra-asset valuation account, calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of off-balance-sheet credit exposures, the ACL is a liability account, calculated in accordance with ASC 326, reported as a component of accrued interest payable and other liabilities in our consolidated balance sheets. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The ACL process is continually reviewed and updated as needed based on quarterly reviews, new data, and/or calculation improvements with material impacts disclosed as appropriate. For additional information regarding critical accounting policies, refer to Note 1 - Summary of Significant Accounting Policies and Note 2 - Loans and Allowance for Credit Losses in the notes to consolidated financial statements contained elsewhere in this Quarterly Report.

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

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2026	2025	2026 - 2025 Percent Increase (Decrease)	2026	2025	2026 - 2025 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.69	$1.59	6.29%	$3.51	$2.96	18.58%
Diluted earnings per common share	$1.69	$1.59	6.29%	$3.50	$2.95	18.64%
Cash dividends per common share	$—	$—	0.00%	$1.35	$1.00	35.00%
Dividends declared per common share as a percentage of basic earnings per common share	—%	—%	0.00%	38.46%	33.78%	13.85%

	As of or For the Three Months Ended June 30,			As of or For the Six Months Ended June 30,
	2026	2025	2026 - 2025 Percent Increase (Decrease)	2026	2025	2026 - 2025 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (1)	13.76%	14.69%	(6.33)%	14.46%	14.04%	2.99%
Annualized return on average assets (2)	1.39%	1.38%	0.72%	1.46%	1.31%	11.45%
Efficiency ratio (3)	54.80%	52.39%	4.60%	52.44%	53.89%	(2.69)%
(1)
Annualized return on average shareholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.
(2)
Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.
(3)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	June 30, 2026	December 31, 2025	2026 - 2025 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	10.25%	9.89%	3.64%
Equity to assets ratio (Average equity divided by average total assets)	10.10%	9.46%	6.77%
Tier 1 capital to average assets	11.00%	10.62%	3.58%
Non-performing asset ratio(1)	0.48%	0.49%	(2.04)%
Non-performing loan ratio(2)	0.63%	0.65%	(2.89)%
Book value per common share	$49.87	$47.89	4.13%
(1)
The non-performing asset ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding.
(2)
The non-performing loan ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest and nonaccrual loans and dividing that sum by our total loans.

Results of Operations

Net earnings of the Company for the three months ended June 30, 2026 were $20,810,000, an increase of $1,695,000, or 8.87%, from net earnings of $19,115,000 for the three months ended June 30, 2025. Net earnings of the Company increased $7,564,000, or 21.30%, to $43,071,000 for the six months ended June 30, 2026, from $35,507,000 for the six months ended June 30, 2025. The increase in net earnings for the three and six months ended June 30, 2026 was primarily due to an increase in net interest income, non-interest income, and a decrease in provision for credit losses, partially offset by an increase in non-interest expense.

The increase in net interest income for the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily due to an increase in average interest earning asset balances and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances and a slight decrease in the yield earned on earning assets.

The changes in non-interest income and non-interest expense are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses are discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is a particularly important performance metric to the Company as it serves as the basis for certain employee bonuses. The ROA for the three and six months ended June 30, 2026 was 1.39% and 1.46%, respectively, while the ROA for the three and six months ended June 30, 2025 was 1.38% and 1.31%, respectively. The ROE for the three and six months ended June 30, 2026 was 13.76% and 14.46%, respectively, while the ROE for the three and six months ended June 30, 2025 was 14.69% and 14.04%, respectively. The increase in ROA for the three and six months ended June 30, 2026 and the increase in ROE for the six months ended June 30, 2026 was primarily due to an increase in net interest income resulting from the increase in earning assets and a decrease in provision for credit losses, partially offset by an increase in non-interest expense. While net earnings and shareholder's equity both increased for the three months ended June 30, 2026 when compared to the same period of 2025, the decrease in ROE between the periods is due to the growth in average shareholders' equity outpacing the growth in net earnings in the second quarter of 2026.

Effective January 1, 2026, Wilson Bank entered into a definitive agreement with an unaffiliated third party to divest of its credit card business. The transaction closed in January 2026; however, Wilson Bank will continue to subservice the credit cards until April 2027. In connection with the sale, credit card balances totaling $6.7 million were moved out of our portfolio and a premium of $1.1 million was recognized into income, based upon the sales agreement with the purchaser. The reserve for credit card points in the amount of $1.2 million was reversed and an additional expense of $120,000 for such points was recognized on the settlement date. The sale allows the Bank to redirect operational resources toward core lending activities and strategic initiatives in an effort to better position the Bank for future growth and improved operating efficiency, while also enhancing the Bank's ability to offer additional credit card products to its customers.

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

The average balances, interest, and average rates of our assets and liabilities for the three and six months ended June 30, 2026 and 2025 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026 versus June 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,409,090	6.69%	$73,513	$4,232,313	6.81%	$71,863	$8,419	$(6,769)	$1,650
State income tax credits (2)	—	0.11	1,214	—	0.07	756	(1,278)	1,736	458
Total loans, net of unearned interest	4,409,090	6.80	74,727	4,232,313	6.88	72,619	7,141	(5,033)	2,108
Investment securities—taxable	1,014,982	3.43	8,688	815,343	2.94	5,980	1,610	1,098	2,708
Investment securities—tax exempt	37,871	2.90	274	39,373	2.82	277	(38)	35	(3)
Taxable equivalent adjustment (3)	—	0.78	73	—	0.75	74	(10)	9	(1)
Total tax-exempt investment securities	37,871	3.68	347	39,373	3.57	351	(48)	44	(4)
Total investment securities	1,052,853	3.44	9,035	854,716	2.97	6,331	1,562	1,142	2,704
Loans held for sale	6,421	3.75	60	4,381	4.12	45	39	(24)	15
Federal funds sold	9,679	3.62	87	9,867	4.35	107	(2)	(18)	(20)
Accounts with depository institutions	302,065	3.46	2,606	250,689	4.38	2,739	2,215	(2,348)	(133)
Restricted equity securities	4,613	6.96	80	4,230	7.87	83	33	(36)	(3)
Total earning assets	5,784,721	6.00	86,595	5,356,196	6.13	81,924	10,988	(6,317)	4,671	5.70%
Cash and due from banks	32,660			25,694
Allowance for credit losses	(56,964)			(51,529)
Bank premises and equipment	62,912			62,069
Other assets	179,609			174,409
Total assets	$6,002,938			$5,566,839

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026 versus June 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$990,059	0.71%	$1,758	$952,158	0.83%	$1,971	$445	$(658)	$(213)
Money market demand accounts	1,583,262	2.39	9,420	1,421,808	2.56	9,062	3,274	(2,916)	358
Time deposits	1,910,073	3.77	17,934	1,831,659	4.20	19,162	4,280	(5,508)	(1,228)
Other savings	449,773	1.54	1,724	396,779	1.94	1,920	1,176	(1,372)	(196)
Total interest-bearing deposits	4,933,167	2.51	30,836	4,602,404	2.80	32,115	9,175	(10,454)	(1,279)
Finance leases	4,105	3.81	39	4,209	3.91	41	(1)	(1)	(2)
Fed funds purchased	1	4.11	—	1	—	—	—	—	—
Total interest-bearing liabilities	4,937,273	2.51	30,875	4,606,614	2.80	32,156	9,174	(10,455)	(1,281)	(3.98%)
Non-interest bearing deposits	420,098			393,384
Other liabilities	38,764			44,963
Shareholders’ equity	606,803			521,878
Total liabilities and shareholders’ equity	$6,002,938			$5,566,839
Net interest income, on a tax equivalent basis			$55,720			$49,768	$1,814	$4,138	$5,952	11.96%
Net interest margin (4)		3.86%			3.73%
Net interest spread (5)		3.49%			3.33%

Notes:

(1)
Loan fees of $4,457,000 are included in interest income for the period ended June 30, 2026. Loan fees of $4,163,000 are included in interest income for the period ended June 30, 2025.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026 versus June 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,370,329	6.76%	$146,543	$4,181,861	6.75%	$139,976	$6,319	$248	$6,567
State income tax credits (2)	—	0.11	2,284	—	0.07	1,399	93	792	885
Total loans, net of unearned interest	4,370,329	6.87	148,827	4,181,861	6.82	141,375	6,412	1,040	7,452
Investment securities—taxable	990,219	3.38	16,584	801,674	2.93	11,639	2,992	1,953	4,945
Investment securities—tax exempt	37,987	2.85	536	39,988	2.80	556	(41)	21	(20)
Taxable equivalent adjustment (3)	—	0.75	142	—	0.75	148	(10)	4	(6)
Total tax-exempt investment securities	37,987	3.60	678	39,988	3.55	704	(51)	25	(26)
Total investment securities	1,028,206	3.39	17,262	841,662	2.96	12,343	2,941	1,978	4,919
Loans held for sale	5,680	4.22	119	3,756	4.35	81	45	(7)	38
Federal funds sold	9,742	3.61	174	9,836	4.28	209	(2)	(33)	(35)
Accounts with depository institutions	316,393	3.47	5,444	236,318	4.24	4,964	2,673	(2,193)	480
Restricted equity securities	4,460	7.28	161	4,056	8.50	171	36	(46)	(10)
Total earning assets	5,734,810	6.05	171,987	5,277,489	6.08	159,143	12,105	739	12,844	8.07%
Cash and due from banks	31,484			25,869
Allowance for credit losses	(55,924)			(50,477)
Bank premises and equipment	62,906			61,793
Other assets	177,085			171,783
Total assets	$5,950,361			$5,486,457

	Six Months Ended			Six Months Ended			Net Change Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026 versus June 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$973,718	0.70%	$3,368	$950,827	0.84%	$3,959	$263	$(854)	$(591)
Money market demand accounts	1,542,417	2.34	17,904	1,386,314	2.55	17,497	3,545	(3,138)	407
Time deposits	1,918,091	3.83	36,403	1,828,407	4.32	39,171	4,588	(7,356)	(2,768)
Other savings	453,059	1.58	3,546	373,518	1.82	3,377	1,226	(1,057)	169
Total interest-bearing deposits	4,887,285	2.53	61,221	4,539,066	2.84	64,004	9,622	(12,405)	(2,783)
Federal Home Loan Bank advances	—	—	—	6	—	—	—	—	—
Finance leases	4,125	3.81	78	3,870	3.86	74	7	(3)	4
Fed funds purchased	7	14.79	1	21	8.81	1	(1)	1	—
Total interest-bearing liabilities	4,891,417	2.53	61,300	4,542,963	2.84	64,079	9,628	(12,407)	(2,779)	(4.34%)
Non-interest bearing deposits	421,269			390,169
Other liabilities	36,916			43,363
Shareholders’ equity	600,759			509,962
Total liabilities and shareholders’ equity	$5,950,361			$5,486,457
Net interest income, on a tax equivalent basis			$110,687			$95,064	$2,477	$13,146	$15,623	16.43%
Net interest margin (4)		3.89%			3.63%
Net interest spread (5)		3.52%			3.24%

Notes:

(1)
Loan fees of $8,075,000 are included in interest income for the period ended June 30, 2026. Loan fees of $7,737,000 are included in interest income for the period ended June 30, 2025.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

The components of our loan yield, a key driver to our net interest margin for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,
	2026		2025
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	69,056	6.28%	67,700	6.42%
Origination and other fee income	4,457	0.41%	4,163	0.39%
Loan state income tax credits	1,214	0.11%	756	0.07%
Total	$74,727	6.80%	$72,619	6.88%

	Six Months Ended June 30,
	2026		2025
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	138,468	6.39%	132,239	6.38%
Origination and other fee income	8,075	0.37%	7,737	0.37%
Loan state income tax credits	2,284	0.11%	1,399	0.07%
Total	$148,827	6.87%	$141,375	6.82%

Net interest margin for the three months ended June 30, 2026 and 2025 was 3.86% and 3.73%, respectively. Net interest margin for the six months ended June 30, 2026 and 2025 was 3.89% and 3.63%, respectively. The increase in net interest margin for the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily due to the increase in average interest earning asset balances, an increase in the yield earned on securities, and a decrease in the cost of funds, and for the six months ended June 30, 2026, an increase in the yield earned on loans. The increase in net interest margin was partially offset by a decrease in the yield on accounts with depository institutions and increased average interest-bearing deposit balances, and for the three months ended June 30, 2026, a decrease in the yield earned on loans. The yield earned on loans for the three and six months ended June 30, 2026 was 6.80% and 6.87%, respectively, while the yield earned on loans for the three and six months ended June 30, 2025 was 6.88% and 6.82%, respectively. The increase in the yield earned on loans for the six months ended June 30, 2026 reflected the repricing of loans originated in prior years to current market rates and additional state tax credit loans. During the three months ended June 30, 2026, a higher proportion of variable rate loans repriced downward to current market rates and new loans were originated at lower rates compared to the previous portfolio yield as a result of increasing competitive pressures, more than offsetting the effect of upward repricing. As a result the yield earned on loans declined compared to the same period in 2025. The net interest spread was 3.49% and 3.33% for the three months ended June 30, 2026 and 2025, respectively. The net interest spread was 3.52% and 3.24% for the six months ended June 30, 2026 and 2025, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and six months ended June 30, 2026 totaled $54,433,000 and $108,261,000, respectively, compared to $48,938,000 and $93,517,000 for the three and six months ended June 30, 2025, respectively.

The increase in net interest income for the three and six months ended June 30, 2026, compared to the corresponding periods in 2025, was primarily attributable to growth in average interest-earning assets, higher yields on securities, and a lower cost of funds, partially offset by an increase in average interest-bearing deposits. The increase for the six month period was further supported by higher loan yields, while the increase for the three month period was partially offset by lower loan yields.

The ratio of average interest-earning assets to total average assets for the three and six months ended June 30, 2026 was 96.4%, compared to 96.2% for the three and six months ended June 30, 2025.

Fees earned on loans totaled $4,457,000 and $4,163,000 for the three months ended June 30, 2026 and 2025, respectively. Fees earned on loans totaled $8,075,000 and $7,737,000 for the six months ended June 30, 2026 and 2025, respectively. The increase in fees earned on loans for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was attributable to an increase in origination fees, late fees, and fees for letters of credit. For the six month period ended June 30, 2026 the increase was partially offset by a decrease in prepayment fees. The total amount of state income tax credits and tax-exempt loan interest included in our loan yields for the three and six months ended June 30, 2026 was $1,214,000 and $2,284,000, respectively, compared to $756,000 and $1,399,000 for the three and six months ended June 30, 2025, respectively. The increase in interest and dividends earned on securities in the three and six months ended June 30, 2026 when compared to comparable periods in 2025 is due to the growth in the securities portfolio over such periods and the higher yields earned on the securities purchased throughout 2025, and in the first half of 2026, as management invested liquid funds into the securities portfolio, as well as management's decision to restructure a portion of the securities portfolio in 2025 and invest the proceeds of such restructuring in higher yielding securities. The increase in interest earned on interest bearing deposits during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 was primarily a result of higher average deposit balances, partially offset by a decrease in rates earned on these deposits as a result of the Federal Reserve lowering rates. The decrease in interest earned on interest bearing deposits during the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 was primarily a result of a decrease in rates earned on these deposits, partially offset by an increase in average deposit balances.

Interest expense decreased in the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 due to a decrease in the average rate paid on interest-bearing deposits, partially offset by the increase in volume of average interest-bearing deposits. We have generally been able to lower the rates we pay on deposits as the Federal Reserve has lowered short-term interest rates; however, competitive pressures have begun to increase. Although the Federal Reserve has not adjusted the federal funds rate any further since December 2025, loan growth is outpacing deposit growth, and as a result we began to raise the rates we pay on deposits late in the second quarter of 2026. We expect interest expense to increase due to an increase in overall deposit balances and an increase in cost of funds due to competitive pressures in our markets.

The direction and speed of changes in short-term interest rates, as well as competitive pricing conditions in our markets, affect our net interest income and net interest margin. The Federal Reserve influences general market rates, including the rates offered by financial institutions on loans and deposits. Our loan portfolio is particularly sensitive to changes in the prime interest rate. The prime interest rate decreased by 175 basis points between September 18, 2024 and December 31, 2025, corresponding with a 175-basis-point reduction in the Federal Reserve’s target range for the federal funds rate. The target range remained unchanged during the first half of 2026. Management expects short-term interest rates to remain at or near current levels for the remainder of 2026. However, continued changes in economic conditions, including the pace of inflation and labor market trends, could cause the Federal Reserve to adjust the federal funds target range.

If short-term rates remain stable, competitive pricing pressure would likely be the primary driver of changes in net interest margin. During the second quarter, competition required the Company to reduce rates on certain loans and, late in the quarter, to begin raising rates on certain deposits to attract and retain funding as loan growth outpaced deposit growth. Margin compression could result if such competitive pressures increase resulting in a further decline in asset yields while deposit costs continue to rise. Looking forward, management expects net interest income to continue to benefit from balance sheet growth, although preserving or expanding net interest margin may become more challenging if competition for deposits and loans continues to intensify. Future margin performance will depend on, among other factors, the Company’s ability to generate lower-cost core deposits, maintain loan growth, and manage deposit pricing and loan yields in a competitive environment. Unanticipated changes in short-term interest rates could also place additional pressure on the Company's net interest margin and earnings.

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

Provision for Credit Losses

The provision for credit losses represents a charge to earnings necessary to establish an ACL that, in management's evaluation is adequate to provide coverage for all expected credit losses. The determination of the amount of the ACL is complex and involves a high degree of judgment and subjectivity. Refer to Note 1, "Summary of Significant Accounting Policies" in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a detailed discussion regarding ACL methodology.

The provision for credit losses-loans of $1,028,000 for the three months ended June 30, 2026 was primarily driven by loan growth while improved national economic results were offset by declining local economic conditions, and a single deterioration in the collateral value of an individually measured loan. There was a provision of $2,507,000 for the three months ended June 30, 2025 primarily driven by a branch acquisition, deterioration in the national and local economic outlook, and loan growth.

The provision for credit losses-loans of $3,569,000 for the six months ended June 30, 2026 was primarily driven by loan growth, declining local economic conditions, and deterioration in the collateral values of individually measured loans. The provision of $4,740,000 for the six months ended June 30, 2025 was primarily driven by loan growth and deterioration in the national and local economic outlook.

There was a provision for credit losses-off balance sheet exposures of $572,000 for the three months ended June 30, 2026 related to increased loan commitments. There was a provision of $123,000 for the credit losses-off balance sheet exposures for the three months ended June 30, 2025.

There was a provision for credit losses-off balance sheet exposures of $716,000 for the six months ended June 30, 2026 primarily driven by increased loan commitments. There was a benefit for credit losses-off balance sheet exposures of $270,000 for the six months ended June 30, 2025.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the six months ended June 30, 2026 and 2025:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

June 30, 2026
Residential 1-4 family real estate	$1,438	$(239)	$1,297,554	(0.02%)
Commercial and multi-family real estate	1,271	—	1,648,802	—
Construction, land development and farmland	(605)	6	877,276	—
Commercial, industrial and agricultural	791	(50)	179,335	(0.03)
1-4 family equity lines of credit	184	(12)	268,466	-—
Consumer and other	490	(505)	98,896	(0.51)
Total	$3,569	$(800)	$4,370,329	(0.02)%
June 30, 2025
Residential 1-4 family real estate	$3,910	$17	1,162,327	—%
Commercial and multi-family real estate	(3,539)	—	1,576,544	—
Construction, land development and farmland	2,397	6	944,176	—
Commercial, industrial and agricultural	1,666	(108)	146,621	(0.07)
1-4 family equity lines of credit	(405)	—	240,595	—
Consumer and other	711	(298)	111,598	(0.27)
Total	$4,740	$(383)	$4,181,861	(0.01)%

The provision for credit losses-loans charged to operating expense requires us to estimate all expected credit losses over the remaining life of our loan portfolio. Factors which, in management’s judgment, deserve current recognition in estimating expected credit losses include growth and composition of the loan portfolio, review of specific problem loans, the relationship of the ACL to outstanding loans, adverse situations and/or current economic conditions that may affect our borrowers' ability to repay and the estimated value of any underlying collateral.

There was no provision for credit losses on available-for-sale securities for the three and six months ended June 30, 2026 and 2025, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,339	$2,193	$146	6.66%	$4,613	$4,253	$360	8.46%
Brokerage income	2,962	2,456	506	20.60	5,553	4,868	685	14.07
Debit and credit card interchange income, net	2,515	2,491	24	0.96	4,146	4,358	(212)	(4.86)
Other fees and commissions	406	396	10	2.53	786	796	(10)	(1.26)
Premium on credit card portfolio sale	—	—	—	—	1,127	—	1,127	100.00
Income on BOLI and annuity contracts	590	594	(4)	(0.67)	1,275	1,197	78	6.52
Gain on sale of loans	577	831	(254)	(30.57)	1,303	1,562	(259)	(16.58)
Mortgage servicing income (loss)	99	(5)	104	N/M	193	(6)	199	N/M
Credit card revenue share	77	—	77	100.00	147	—	147	100.00
Loss on sale of fixed assets	(3)	(6)	3	50.00	(6)	(12)	6	50.00
Gain (loss) on sale of securities, net	—	(2)	2	100.00	—	11	(11)	(100.00)
Loss on sale of other real estate	(145)	—	(145)	(100.00)	(145)	—	(145)	(100.00)
Loss on sale of other assets	(2)	(4)	2	50.00	(4)	(2)	(2)	(100.00)
Loss on sale of investment in joint venture	—	(4)	4	100.00	—	(4)	4	100.00
Other income	5	2	3	150.00	42	18	24	133.33
Total non-interest income	$9,420	$8,942	$478	5.35%	$19,030	$17,039	$1,991	11.68%

The increase in non-interest income for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 is primarily attributable to the increase in brokerage income and service charges on deposit accounts partially offset by a decrease in gain on sale of loans and an increase in loss on sale of other real estate. The increase in non-interest income for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 is primarily attributable to the premium on credit card portfolio sale, increase in brokerage income, and service charges on deposit accounts offset by a decrease in gain on sale of loans, debit and credit interchange income, and an increase in loss on sale of other real estate.

The increase in brokerage income for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 was due to continued client acquisitions resulting in an increase of overall production and market share coupled with the continued growth and positive returns of the investment markets.

The increase in service charges on deposit accounts for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 was primarily due to an increase in overdraft fees.

In connection with the sale of our credit card portfolio a premium of $1.1 million was recognized into income for the six months ended June 30, 2026, based upon the sales agreement with the third party to whom we sold the portfolio.

The decrease in gain on sale of loans for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 was primarily attributable to higher mortgage interest rates, which reduced the value of residential mortgage loans sold during the periods.

The decrease in debit and credit card interchange income for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 was due to the sale of the Company's credit card portfolio mentioned above.

The increase in loss on sale of other real estate for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 was primarily due to the sale of a foreclosed residential property.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, directors' fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$22,750	$18,511	$4,239	22.90%	$42,290	$36,383	$5,907	16.24%
Occupancy expenses, net	1,702	1,542	160	10.38	3,374	3,001	373	12.43
Advertising & public relations expense	1,388	1,049	339	32.32	2,159	1,792	367	20.48
Furniture and equipment expense	682	749	(67)	(8.95)	1,359	1,512	(153)	(10.12)
Data processing expense	3,180	2,876	304	10.57	6,276	5,490	786	14.32
Directors’ fees	184	186	(2)	(1.08)	373	339	34	10.03
FDIC insurance	575	1,025	(450)	(43.90)	1,514	2,156	(642)	(29.78)
Audit, legal & consulting expenses	901	574	327	56.97	1,901	1,474	427	28.97
Other operating expenses	3,628	3,810	(182)	(4.78)	7,511	7,433	78	1.05
Total non-interest expense	$34,990	$30,322	$4,668	15.39%	$66,757	$59,580	$7,177	12.05%

The increase in non-interest expense for the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to increases in salaries and employee benefits, occupancy expense, data processing expense, audit, legal and consulting, and advertising & public relations expense, partially offset by a reduction in FDIC insurance.

The increase in salaries and benefits in the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to normal annual salary increases, an increased number of employees, promotions, the implementation of a higher minimum starting wage, and an increased bonus accrual based on higher projected earnings.

The increase in occupancy expense in the three months and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to expense related to the remodel of multiple branches.

The increase in data processing expense in the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily due to implementation of additional information security solutions, additional software licensing needs, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations and employee base grows, the demand for digital products and services from employees and customers increases, and the cyber threat environment grows.

The increase in audit, legal and consulting expenses in the three and six months ended June 30, 2026, compared with the comparable periods in 2025 was primarily due to higher independent audit fees and consulting costs related to the implementation of a new human capital management system.

The increase in advertising and public relations expense in the three and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily due to higher costs associated with marketing products and services, reflecting the impact of inflationary and broader economic conditions on advertising and related vendor expenses. In addition, the Bank increased its marketing and customer acquisition efforts across its footprint during the three and six months ended June 30, 2026 to support strategic deposit and loan growth initiatives. These investments were made to strengthen customer acquisition, maintain existing market share, and enhance the Bank's competitive position in both new and existing markets.

The decrease in FDIC insurance in the three months and six months ended June 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to a decrease in our FDIC assessment rate.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the three months ended June 30, 2026 and 2025 was 54.80% and 52.39%, respectively, while the efficiency ratio for the six months ended June 30, 2026 and 2025 was 52.44% and 53.89%, respectively. The improvement in the efficiency ratio for the six months ended June 30, 2026 compared to the comparable period in 2025 was primarily due to the increase in net interest income outpacing the increase in non-interest expense. The efficiency ratio for the three months ended June 30, 2026 trended higher compared to the comparable period in 2025 as a result of the increase in non-interest expense outpacing the increase in net interest income.

Income Taxes

The Company's income tax expense for the three months ended June 30, 2026 was $6,453,000, an increase of $660,000 from $5,793,000 for the three months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026 was $13,178,000, an increase of $2,204,000 from $10,974,000 for the six months ended June 30, 2025. The percentage of income tax expense to net income before taxes was 23.67% and 23.24% for the three months ended June 30, 2026 and 2025, respectively, while it was 23.43% and 23.60% for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $101,389,000, or 1.72%, to $5,980,345,000 at June 30, 2026 from $5,878,956,000 at December 31, 2025. Loans, net of ACL, totaled $4,422,772,000 at June 30, 2026, a 2.95% increase compared to $4,296,095,000 at December 31, 2025. In 2026, management is targeting owner-occupied commercial real estate, residential real estate lending and small business lending as areas of focus. Total liabilities increased by 1.32% to $5,367,324,000 at June 30, 2026 compared to $5,297,271,000 at December 31, 2025.

Loans

The following details the loans of the Company at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,352,172	30.1%	$1,277,698	29.3%	$74,474	5.83%
Commercial and multi-family real estate	1,706,290	38.0	1,635,488	37.5	70,802	4.33
Construction, land development and farmland	878,043	19.5	900,013	20.6	(21,970)	(2.44)
Commercial, industrial and agricultural	183,892	4.1	179,583	4.1	4,309	2.40
1-4 family equity lines of credit	280,418	6.2	263,707	6.0	16,711	6.34
Consumer and other	93,094	2.1	107,348	2.5	(14,254)	(13.28)
Total loans before net deferred loan fees	$4,493,909	100.0%	$4,363,837	100.0%	$130,072	2.98%

Total loan growth net of deferred loan fees for the first half of 2026 was $129,446,000, or 2.97%, from December 31, 2025. Contributing to the Bank loan growth in the first half of 2026 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts in the Bank's market areas, and the increase the Bank is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate loans is primarily attributable to continued economic growth and expansion in the Bank's primary market areas.

Because construction loans remain a meaningful portion of our portfolio, the Bank has implemented an additional layer of monitoring as it seeks to avoid advancing funds that exceed the present value of the collateral securing the loan. The responsibility for monitoring percentage of completion and distribution of funds tied to these completion percentages is with the Credit Administration Department, which is independent of the lending function. The Bank continues to seek to diversify its real estate portfolio as it seeks to lessen concentrations in any one type of loan.

Allowance for Credit Losses

The current expected credit losses ("CECL") methodology requires us to estimate all expected credit losses over the remaining life of our loan portfolio when calculating our ACL for loans. The provision for credit losses for loans represents a charge to earnings necessary to establish an ACL that, in management’s evaluation, is adequate to provide coverage for all expected credit losses on loans.

The ACL for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is reasonably assured. Subsequent recoveries, if any, are credited to the allowance. The ACL for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our ACL for loans at June 30, 2026 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our ACL for loans assessment methodology. The ACL for loans (net of charge-offs and recoveries) increased to $57,803,000 at June 30, 2026 from $55,034,000 at December 31, 2025, primarily driven by loan growth, declining local economic conditions, and deterioration in the collateral values of individually measured loans. The ACL for loans was 1.29% of total loans outstanding at June 30, 2026 compared to 1.26% at December 31, 2025. The allowance coverage ratio of non-performing loans was 204.0% and 194.3%, at June 30, 2026 and December 31, 2025, respectively. The improvement was primarily a result of the increase in our ACL.

The following schedule provides an allocation of the ACL for loans by portfolio segment for the Company as of June 30, 2026 and December 31, 2025:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
June 30, 2026
Residential 1-4 family real estate	$16,944	30.1%	$1,352,172	1.25%
Commercial and multi-family real estate	17,276	38.0	1,706,290	1.01
Construction, land development and farmland	16,164	19.5	878,043	1.84
Commercial, industrial and agricultural	4,174	4.1	183,892	2.27
1-4 family equity lines of credit	1,775	6.2	280,418	0.63
Consumer and other	1,470	2.1	93,094	1.58
Total	$57,803	100.0%	4,493,909	1.29
Net deferred loan fees			(13,334)
			$4,480,575	1.29%
December 31, 2025
Residential 1-4 family real estate	$15,745	29.3%	$1,277,698	1.23%
Commercial and multi-family real estate	16,005	37.5	1,635,488	0.98
Construction, land development and farmland	16,763	20.6	900,013	1.86
Commercial, industrial and agricultural	3,433	4.1	179,583	1.91
1-4 family equity lines of credit	1,603	6.0	263,707	0.61
Consumer and other	1,485	2.5	107,348	1.38
Total	$55,034	100.0%	4,363,837	1.26
Net deferred loan fees			(12,708)
			$4,351,129	1.26%

The ACL for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The ACL for loans as a percentage of total loans outstanding at June 30, 2026, net of deferred fees, increased from the year ended December 31, 2025. The increase was primarily driven by the factors mentioned above.

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

In estimating expected credit losses as of June 30, 2026, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics.

Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rates in the range of 1.6% to 2.0%; (ii) U.S. unemployment rates in the range of approximately 4.4% to 4.6%; (iii) Home Price Index annual growth rates in the range of approximately 1.4% to 2.0%; (iv) CRE Price Index annual growth rates in the range of approximately -2.2% to 0.6%; and (v) Gross Private Investment annual growth rates in the range of approximately 2.4% and 5.8%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased by $417,000 to $800,000 for the six months ended June 30, 2026, compared to net charge-offs of $383,000 for the six months ended June 30, 2025. Net charge-offs increased by $339,000 to $472,000 for the three months ended June 30, 2026 compared to the net charge-offs of $133,000 for the three months ended June 30, 2025. The ratio of net charge-offs to average total outstanding loans was 0.02% and 0.01% for the six months ended June 30, 2026 and 2025, respectively. Overall, the Bank experienced minimal charge-offs during the three and six months ended June 30, 2026 and it is expected that charge-offs will continue to be modest for the remainder of 2026; however, a deterioration in economic conditions may negatively impact charge-offs in the future.

We also maintain an ACL on off-balance sheet exposures, which increased $716,000 from $2,340,000 at December 31, 2025 to $3,056,000 at June 30, 2026 as a result of increased commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an ACL for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the ACL and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of Q-Factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the ACL at June 30, 2026 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the ACL may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For additional discussion regarding our ACL, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $86,370,000, or 8.94%, to $1,052,874,000 at June 30, 2026 from $966,504,000 at December 31, 2025. The increase is primarily due to the purchase of new securities, partially offset by the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at June 30, 2026 was 3.17% with a weighted average life of 6.50 years, as compared to an average yield of 3.02% and a weighted average life of 7.05 years at December 31, 2025. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

For available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At June 30, 2026 and December 31, 2025, we determined that the decline we experienced in fair value of available-for-sale securities below the amortized cost basis of the securities was driven by changes in interest rates and not due to credit-related factors. Therefore, there was no provision for credit loss recognized during the three and six months ended June 30, 2026 with respect to our available-for-sale securities, nor was there an ACL on available-for-sale securities.

Premises and Equipment

Premises and equipment increased $300,000, or 0.48%, from December 31, 2025 to June 30, 2026. The primary reason for the increase was due to ATM software updates and replacement of certain ATMs and remodeling of certain branches, partially offset by current year depreciation of $1,968,000.

Deposits and Other Liabilities

Deposits increased by $64,839,000, or 1.24%, in the first half of 2026 from December 31, 2025, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The Company had no brokered deposits at June 30, 2026 or December 31, 2025.

The average balance and weighted average interest rate paid for deposit types for the quarters ended June 30, 2026, December 31, 2025 and June 30, 2025 are detailed in the following schedule:

	June 30, 2026		December 31, 2025		June 30, 2025
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$420,098	—%	$413,832	—%	$393,384	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	990,059	0.71	949,722	0.74	952,158	0.83
Money market demand accounts	1,583,262	2.39	1,508,811	2.52	1,421,808	2.56
Time deposits	1,910,073	3.77	1,904,043	4.00	1,831,659	4.20
Other savings	449,773	1.54	464,830	2.09	396,779	1.94
Total interest-bearing deposits	4,933,167	2.51%	4,827,406	2.71%	4,602,404	2.80%
Total deposits	$5,353,265	2.31%	$5,241,238	2.50%	$4,995,788	2.58%

At June 30, 2026 and December 31, 2025, we estimate that we had approximately $1.4 billion and $1.5 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 25% of our total deposits exceeded the FDIC deposit insurance limits at June 30, 2026. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $274,893,000, or 5.18% of total deposits, at June 30, 2026, compared to $262,733,000, or 5.01% of total deposits, at December 31, 2025.

Principal maturities of certificates of deposit and individual retirement accounts at June 30, 2026 are as follows:

In Thousands
Maturity
2026	$939,977
2027	663,424
2028	282,321
2029	14,570
2030	1,306
Thereafter	457
$1,902,055

The Company has a concentration of deposit accounts with public bodies, such as state or local municipalities. The aggregate balance of these public fund deposits at June 30, 2026 and December 31, 2025 were $654,517,000 and $656,331,000, respectively, which represented 12.3% and 12.5% of total deposits, respectively.

The increase in total liabilities since December 31, 2025 was composed of a $64,839,000, or 1.24%, increase in total deposits and a $5,214,000, or 9.83%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2025 was primarily attributable to the reserve for employee bonus payable for 2026 and undisbursed insurance proceeds held on behalf of borrowers, partially offset by a decrease in interest payable on deposits.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at June 30, 2026 totaled $28,328,000, which is unchanged from December 31, 2025. Non-performing loans in the commercial real estate segment decreased, offset by increases in the residential l-4 family real estate, construction, land development and farmland, and 1-4 family equity lines of credit segments. The decrease in non-performing loans in the commercial real estate segment is primarily due to the payoff of a single large loan relationship. The increases in the construction, land development and farmland, residential 1-4 family real estate, and 1-4 family equity lines of credit segments were primarily due to the addition of multiple loan relationships in each segment. Management believes that it is possible that it could incur losses on its non-performing loans but believes that these losses should not exceed the amount in the ACL for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

Included in non-performing loans at June 30, 2026 were $6.4 million of modified loans associated with four residential 1-4 family real estate loan relationships, two construction, land development and farmland loan relationships, and one commercial real estate loan relationship. These loans represented 61.2% of the loans modified within the twelve months prior to June 30, 2026.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended June 30, 2026 and December 31, 2025 was 0.48% and 0.49%, respectively. This decrease was primarily due to an increase in total assets as our total non-performing assets was largely unchanged from December 31, 2025.

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

At June 30, 2026 the Company had an amortized cost basis in collateral dependent loans totaling $18,388,000, a decrease of $3,705,000 from an amortized cost basis in collateral dependent loans totaling $22,093,000 at December 31, 2025. The decrease during the six months ended June 30, 2026 as compared to December 31, 2025 is primarily due to the payoff of the single large loan relationship mentioned above and a decrease in the residential 1-4 family real estate segment, partially offset by the addition of loans in the construction, land development and farmland and the 1-4 family equity lines of credit segments. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. As of June 30, 2026, a $1,134,000 valuation allowance was recorded on collateral dependent loans due to four loan relationships compared to a valuation allowance of $532,000 due to two loan relationships as of December 31, 2025. The ACL for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

Total past due and nonaccrual loans at June 30, 2026 were $44,400,000, a decrease of $6,365,000 from $50,765,000 at December 31, 2025. The decrease was largely due to the payoff of the single commercial real estate loan as mentioned above, partially offset by increases in the construction, land development and farmland, the residential 1-4 family real estate, and the 1-4 family equity lines of credit segments.

The Company recognized $172,000 and reversed $90,000 out of interest income on nonaccrual loans for the three months ended June 30, 2026. The Company recognized $2,764,000 and reversed $326,000 out of interest income on nonaccrual loans for the six months ended June 30, 2026. The impact on net interest income from nonaccrual loans was not material to the Company's results for the three and six months ended June 30, 2025. At June 30, 2026 and December 31, 2025, nonaccrual loans for which no related ACL was recorded totaled $11,082,000 and $17,482,000, respectively.

Our internally classified loans decreased $820,000, or 1.28%, to $63,078,000 at June 30, 2026, from $63,898,000 at December 31, 2025, primarily due to the payoff of the single large commercial real estate loan mentioned above, offset by the downgrade of multiple borrowers in the construction, land development and farmland, residential 1-4 family real estate, and 1-4 family equity lines of credit segments. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances and non-performing assets could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 12.74% at June 30, 2026 and 13.32% at December 31, 2025. The decrease in our liquidity ratio in the first six months of 2026 is primarily attributable to a decrease in liquid assets primarily due to loan growth outpacing deposit growth, partially offset by an increase in unpledged available-for-sale securities.

The Company’s primary source of liquidity is a stable core deposit base. In addition, federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At June 30, 2026, the Company’s liquid assets totaled $761.7 million, a decrease from $782.8 million at December 31, 2025, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at June 30, 2026. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position, the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of June 30, 2026, the Company had available approximately $175.7 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $642.1 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At June 30, 2026, securities totaling approximately $86.3 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At June 30, 2026, loans totaling approximately $533.8 million will become due within twelve months from that date.

As for liabilities, at June 30, 2026, certificates of deposit of $250,000 or greater totaling approximately $541.8 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's interest rate shock simulation, the Company had a slightly asset-sensitive interest-rate risk position as of June 30, 2026, which means that in general, our assets should reprice quicker than our liabilities, and as a result net interest income should increase in a rising rate environment and decrease in a falling rate environment. However, the Company’s net interest margin and earnings could be negatively impacted if competitive pressures or other factors limit its ability to increase loan yields while controlling deposit costs in a rising rate environment, or to reduce deposit costs while limiting declines in loan yields in a falling rate environment. Net interest margin and earnings could also be negatively impacted if loan growth outpaces the Company’s ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of June 30, 2026, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(5.24)%	(3.72)%	(2.15)%	(0.16)%	(0.50)%	(1.11)%
EVE	(15.90)%	(7.57)%	(3.07)%	(0.56)%	(1.82)%	(3.76)%

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

In addition to the ALCO, the Audit Committee and the Risk Oversight Committee are all responsible for the “risk management framework” of the Company. The ALCO meets monthly and the Audit and Risk Oversight Committees meet quarterly, with the authority to convene additional meetings, as circumstances require.

Off Balance Sheet Arrangements

At June 30, 2026, we had unfunded loan commitments outstanding of $1,340,987,000 and outstanding standby letters of credit of $158,356,000, compared to $1,202,566,000 and $150,374,000, respectively, at December 31, 2025. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. The Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At June 30, 2026, total shareholders’ equity was $613,021,000, or 10.25% of total assets, which compares with $581,685,000, or 9.89% of total assets, at December 31, 2025. The increase in shareholders’ equity during the six months ended June 30, 2026 is the result of the net effect of $821,000 related to stock option compensation and RSUs, the Company’s net earnings of $43,071,000, proceeds from the issuance of common stock related to exercise of stock options of $118,000, and $3,000 in the forfeiture of restricted stock units. The increase in shareholders' equity was partially offset by cash dividends declared of $16,451,000, of which $10,859,000 was reinvested under the Company’s dividend reinvestment plan, and an increase of $7,028,000 in unrealized losses on investment securities, net of applicable income taxes of $2,486,000, and the $57,000 repurchase of common stock from a limited number of the Company's shareholders.

Share Repurchase Program

On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. The Company repurchased 346 shares of the Company's common stock at an average price of $81.95 under this repurchase program during the second quarter of 2026. As of this filing, the Company has repurchased an additional 424 shares of the Company's common stock at an average price of $83.45 under this repurchase program.

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

There have been no material changes in reported market risks during the six months ended June 30, 2026.

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

Overall, there were no changes in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended June 30, 2026.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs as of the Last Date of the Period
April 1, 2026 - April 30, 2026	—	$—	—	$8,000,000
May 1, 2026 - May 31, 2026	346	$81.95	346	$7,971,645
June 1, 2026 - June 30, 2026	—	$—	—	$7,971,645

_______________

(1)
On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. The Company repurchased 346 shares of the Company's common stock at an average price of $81.95 and the aggregate cost of $28,355 under this repurchase program. As of this filing, the Company has repurchased an additional 424 shares of the Company's common stock at an average price of $83.45 under this repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended June 30, 2026, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended June 30, 2026, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter that ended June 30, 2026, one trade of one single share of stock was reported on the over-the-counter market at $1,500 per share for such single share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $83.45 per share.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: August 7, 2026	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 7, 2026	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)