Form 10-Q
period 2026-09-30
WILSON BANK HOLDING CO
filed 2026-11-06
CIK 885275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Common stock outstanding: 12,421,933 shares at November 6, 2026.

Part I. Financial Information

Item 1. Financial Statements

WILSON BANK HOLDING COMPANY

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

	(Unaudited)	(Audited)
	September 30, 2026	December 31, 2025
	(Dollars in Thousands Except Share Amounts)
Assets
Loans	$4,550,182	$4,351,129
Less: Allowance for credit losses	(60,012)	(55,034)
Net loans	4,490,170	4,296,095
Securities available-for-sale, fair value (amortized cost $1,144,093 and $1,041,188, respectively)	1,017,536	966,504
Loans held for sale	1,859	2,361
Interest bearing deposits	283,633	326,234
Restricted equity securities	4,701	4,285
Federal funds sold	4,569	9,792
Total earning assets	5,802,468	5,605,271
Cash and due from banks	30,944	31,327
Bank premises and equipment, net	63,907	62,656
Accrued interest receivable	18,944	19,018
Deferred income tax asset	51,118	34,761
Bank owned life insurance	91,732	69,348
Other assets	50,599	50,183
Other real estate	565	515
Goodwill	5,877	5,877
Total assets	$6,116,154	$5,878,956
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$421,820	$413,612
Interest bearing	990,855	956,161
Savings and money market accounts	2,108,598	1,975,757
Time	1,927,827	1,898,726
Total deposits	5,449,100	5,244,256
Accrued interest payable and other liabilities	67,653	53,015
Total liabilities	5,516,753	5,297,271
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock, $2.00 par value; authorized 50,000,000 shares, issued and outstanding 12,421,893 and 12,145,641 shares, respectively	24,844	24,291
Additional paid-in capital	192,661	170,546
Retained earnings	475,378	442,013
Accumulated other comprehensive losses, net of taxes of $33,075 and $19,519 respectively	(93,482)	(55,165)
Total shareholders’ equity	599,401	581,685
Total liabilities and shareholders’ equity	$6,116,154	$5,878,956

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Dollars in Thousands Except Per Share Amounts)		(Dollars in Thousands Except Per Share Amounts)
Interest income:
Interest and fees on loans	$76,518	$73,141	$223,061	$213,117
Interest and dividends on securities:
Taxable securities	8,755	6,362	25,339	18,001
Exempt from federal income taxes	279	270	815	826
Interest on loans held for sale	55	43	174	124
Interest on federal funds sold	43	107	217	316
Interest on balances held at depository institutions	2,516	2,964	7,960	7,928
Interest and dividends on restricted securities	80	93	241	264
Total interest income	88,246	82,980	257,807	240,576
Interest expense:
Interest on negotiable order of withdrawal accounts	1,864	1,824	5,232	5,783
Interest on money market and savings accounts	11,893	12,555	33,343	33,429
Interest on time deposits	18,157	19,074	54,560	58,245
Interest on federal funds purchased	—	—	1	1
Interest on finance leases	39	40	117	114
Total interest expense	31,953	33,493	93,253	97,572
Net interest income before provision for credit losses	56,293	49,487	164,554	143,004
Provision for credit losses - loans	2,455	1,373	6,024	6,113
Provision (benefit) for credit losses - off-balance sheet exposures	(255)	27	461	(243)
Net interest income after provision (benefit) for credit losses	54,093	48,087	158,069	137,134
Non-interest income:
Service charges on deposit accounts	2,473	2,296	7,086	6,549
Brokerage income	2,936	2,570	8,489	7,438
Debit and credit card interchange income, net	1,893	1,933	5,860	6,216
Other fees and commissions	400	429	1,186	1,225
Premium on credit card portfolio sale	—	—	1,127	—
Income on BOLI and annuity contracts	637	595	1,912	1,792
Gain on sale of loans	245	524	1,548	1,933
Mortgage servicing income	106	80	299	227
Gain (loss) on sale of fixed assets	136	(57)	130	(69)
Loss on sale of securities, net	—	(2,526)	—	(2,515)
Loss on sale of other real estate	(45)	—	(190)	—
Loss on sale of other assets	—	—	(4)	(2)
Loss on sale of investment in joint venture	—	—	—	(4)
Gain on sale of equity investment	80	—	80	—
Loss on fair value adjustment of equity investment	(124)	—	(124)	—
Other income	269	118	637	211
Total non-interest income	9,006	5,962	28,036	23,001
Non-interest expense:
Salaries and employee benefits	22,013	18,696	64,303	55,079
Occupancy expenses, net	1,752	1,643	5,126	4,644

WILSON BANK HOLDING COMPANY

Consolidated Statements of Earnings, Continued

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

Advertising & public relations expense	1,140	1,288	3,299	3,080
Furniture and equipment expense	703	703	2,062	2,215
Data processing expense	3,330	2,973	9,606	8,462
Directors’ fees	192	185	565	524
FDIC insurance	690	1,000	2,204	3,156
Audit, legal & consulting expenses	723	401	2,624	1,875
Other operating expenses	3,823	4,004	11,334	11,438
Total non-interest expense	34,366	30,893	101,123	90,473
Earnings before income taxes	28,733	23,156	84,982	69,662
Income taxes	6,457	5,285	19,635	16,259
Net earnings	22,276	17,871	65,347	53,403
Net earnings attributable to noncontrolling interest	—	—	—	(25)
Net earnings attributable to Wilson Bank Holding Company	$22,276	$17,871	$65,347	$53,378
Weighted average number of common shares outstanding-basic	12,388,879	12,098,160	12,310,050	12,019,556
Weighted average number of common shares outstanding-diluted	12,435,888	12,137,713	12,355,157	12,057,875
Basic earnings per common share	$1.80	$1.48	$5.31	$4.44
Diluted earnings per common share	$1.79	$1.47	$5.29	$4.43
Dividends per common share	$1.35	$1.25	$2.70	$2.25

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Comprehensive Earnings (Losses)

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Thousands)
Net earnings	$22,276	$17,871	$65,347	$53,403
Other comprehensive earnings (losses):
Unrealized gains (losses) on available-for-sale securities	(42,359)	10,458	(51,873)	35,835
Reclassification adjustment for net losses included in net earnings	—	2,526	—	2,515
Tax effect	11,070	(3,393)	13,556	(10,022)
Other comprehensive earnings (losses)	(31,289)	9,591	(38,317)	28,328
Comprehensive earnings (loss)	(9,013)	27,462	27,030	81,731
Comprehensive earnings attributable to noncontrolling interest	—	—	—	(25)
Comprehensive earnings (loss) attributable to Wilson Bank Holding Company	$(9,013)	$27,462	$27,030	$81,706

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Three Months Ended:
September 30, 2026
Balance at beginning of period	$24,583	181,995	468,636	—	(62,193)	613,021
Cash dividends declared, $1.35 per share	—	—	(16,655)	—	—	(16,655)
Issuance of 128,099 shares of common stock pursuant to dividend reinvestment plan	256	10,434	—	—	—	10,690
Issuance of 3,619 shares of common stock pursuant to exercise of stock options, net	7	(49)	—	—	—	(42)
Vesting of 200 restricted stock units	1	(1)	—	—	—	—
Repurchase of 1,868 common shares	(3)	(152)	—	—	—	(155)
Share based compensation expense	—	434	—	—	—	434
Correction of an immaterial error	—	—	1,121	—	—	1,121
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $11,070	—	—	—	—	(31,289)	(31,289)
Net earnings for the quarter	—	—	22,276	—	—	22,276
Balance at end of period	$24,844	192,661	475,378	—	(93,482)	599,401

September 30, 2025
Balance at beginning of period	$24,001	159,606	416,843	—	(69,494)	530,956
Cash dividends declared, $1.25 per share	—	—	(15,027)	—	—	(15,027)
Issuance of 130,631 shares of common stock pursuant to dividend reinvestment plan	262	9,875	—	—	—	10,137
Issuance of 2,270 shares of common stock pursuant to exercise of stock options, net	4	(22)	—	—	—	(18)
Forfeiture of performance stock units	—	—	2	—	—	2
Forfeiture of restricted stock unit dividends	—	—	3	—	—	3
Share based compensation expense	—	211	—	—	—	211
Net change in fair value of available-for-sale securities during the period, net of taxes of $3,393	—	—	—	—	9,591	9,591
Net earnings for the quarter	—	—	17,871	—	—	17,871
Balance at end of period	24,267	169,670	419,692	—	(59,903)	553,726

WILSON BANK HOLDING COMPANY

Consolidated Statements of Changes in Shareholders’ Equity, Continued

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Dollars In Thousands
	Common Stock	Additional Paid-In Capital	Retained Earnings	Noncontrolling Interest	Accumulated Other Comprehensive Earnings (Loss)	Total
Nine Months Ended
September 30, 2026
Balance at beginning of period	$24,291	170,546	442,013	—	(55,165)	581,685
Cash dividends declared, $2.70 per share	—	—	(33,106)	—	—	(33,106)
Issuance of 263,082 shares of common stock pursuant to dividend reinvestment plan	526	21,023	—	—	—	21,549
Issuance of 9,619 shares of common stock pursuant to exercise of stock options, net	19	57	—	—	—	76
Vesting of 6,115 restricted stock units	13	(13)	—	—	—	—
Forfeiture of restricted stock unit dividends	—	—	3	—	—	3
Repurchase of 2,564 common shares	(5)	(207)	—	—	—	(212)
Share based compensation expense	—	1,255	—	—	—	1,255
Correction of an immaterial error	—	—	1,121	—	—	1,121
Net change in fair value of available-for-sale securities during the period, net of tax benefit of $13,556	—	—	—	—	(38,317)	(38,317)
Net earnings for the period	—	—	65,347	—	—	65,347
Balance at end of period	$24,844	192,661	475,378	—	(93,482)	599,401

September 30, 2025
Balance at beginning of period	$23,754	150,739	393,238	203	(88,231)	479,703
Cash dividends declared, $2.25 per share	—	—	(26,929)	—	—	(26,929)
Issuance of 243,363 shares of common stock pursuant to dividend reinvestment plan	487	18,116	—	—	—	18,603
Issuance of 7,102 shares of common stock pursuant to exercise of stock options, net	14	50	—	—	—	64
Vesting of 369 performance stock units	1	(1)	—	—	—	—
Vesting of 5,676 restricted stock units	11	(11)	—	—	—	—
Forfeiture of performance stock units	—	—	2	—	—	2
Forfeiture of restricted stock unit dividends	—	—	3	—	—	3
Share based compensation expense	—	777	—	—	—	777
Net change in fair value of available-for-sale securities during the period, net of taxes $10,022	—	—	—	—	28,328	28,328
Net earnings for the period	—	—	53,378	25	—	53,403
Sale of subsidiary interest	—	—	—	(228)	—	(228)
Balance at end of period	$24,267	169,670	419,692	—	(59,903)	553,726

See accompanying notes to consolidated financial statements (unaudited)

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
OPERATING ACTIVITIES
Net earnings	$65,347	$53,403
Adjustments to reconcile consolidated net earnings to net cash provided by operating activities
Provision for credit losses	6,485	5,870
Deferred income tax benefit	(3,193)	(1,432)
Depreciation and amortization	3,160	3,246
Loss (gain) on sale of fixed assets	(130)	69
Net amortization (accretion) of securities	(594)	493
Net realized loss on sale of securities	—	2,515
Gain on sale of equity investment	(80)	—
Loss on fair value adjustment of equity investment	124	—
Gain on sale of loans	(1,548)	(1,933)
Share-based compensation expense	1,255	777
Loss on other real estate	190	—
Loss on sale of other assets	4	2
Loss on sale of investment in joint venture	—	4
Premium on credit card portfolio sale	(1,127)	—
Income on BOLI and annuity contracts	(1,912)	(1,792)
Mortgage loans originated for resale	(67,873)	(54,510)
Proceeds from sale of mortgage loans	69,923	54,727
Gain on lease modification	—	(52)
Amortization of premium on loans	—	68
Amortization of core deposit intangibles	36	34
Accretion of premium on time deposits	—	(49)
Amortization of mortgage servicing rights	346	240
Change in:
Accrued interest receivable	74	(979)
Other assets	333	(166)
Accrued interest payable	(4,285)	(29)
Other liabilities	13,625	10,043
TOTAL ADJUSTMENTS	14,813	17,146
NET CASH PROVIDED BY OPERATING ACTIVITIES	80,160	70,549
INVESTING ACTIVITIES
Activities in available for sale securities:
Purchases	(166,539)	(156,918)
Sales	—	75,928
Maturities, prepayments and calls	64,228	51,776
Purchases of restricted equity securities	(416)	(409)
Proceeds from sale of equity investment	1,469	—
Proceeds from sale of credit card portfolio	7,803	—
Net increase in loans	(206,886)	(262,950)
Purchase of buildings, leasehold improvements, and equipment	(4,302)	(2,681)
Proceeds from sale of premises and equipment	209	58
Proceeds from sale of other assets	8	55
Proceeds from sale of other real estate	370	—
Purchase of life insurance and annuity contracts	(20,906)	(12,179)
Redemption of annuity contracts	503	514
Decrease in cash from sale of joint venture	—	(228)
Cash received from acquisition, net	—	8,132
NET CASH USED IN INVESTING ACTIVITIES	(324,459)	(298,902)
FINANCING ACTIVITIES

WILSON BANK HOLDING COMPANY

Consolidated Statements of Cash Flows, Continued

For the nine months ended September 30, 2026 and 2025

(Unaudited)

Net change in deposits - non-maturing	175,743	286,644
Net change in deposits - time	29,101	79,248
Change in escrow balances	3,047	2,177
Repayment of finance lease obligation	(109)	(59)
Issuance of common stock related to exercise of stock options	76	64
Forfeiture of performance stock units	—	2
Forfeiture of restricted stock unit dividends	3	3
Repurchase of common stock	(212)	—
Cash dividends paid on common stock	(11,557)	(8,326)
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,092	359,753
NET CHANGE IN CASH AND CASH EQUIVALENTS	(48,207)	131,400
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	367,353	247,589
CASH AND CASH EQUIVALENTS - END OF PERIOD	$319,146	$378,989

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for
Interest	$97,552	$97,564
Taxes
Federal	17,833	N/A
State	5,352	N/A
Total taxes (1)	$23,185	$18,143
Non-cash investing and financing activities:
Common stock issued under the dividend reinvestment plan	$21,549	$18,603
Right-of-use asset obtained in exchange for operating lease liability	$1,899	$81
Right-of-use asset obtained in exchange for finance lease liability	$—	$1,164
Change in fair value of securities available-for-sale, net of taxes of $13,556 and $(10,022) for the nine months ended September 30, 2026 and 2025, respectively	$(38,317)	$28,328
Non-cash transfers from loans to other real estate	$610	$—
Non-cash transfers from loans to other assets	$12	$54

(1) Disclosure of federal and state tax is required for 2026 as a result of adoption of ASU 2023-09 on January 1, 2025, on a prospective basis.

	(Unaudited)	(Audited)
	September 30, 2026	December 31, 2025
	(In Thousands)
Cash and cash equivalents summary:
Interest bearing deposits	$283,633	$326,234
Federal funds sold	4,569	9,792
Cash and due from banks	30,944	31,327
Cash and cash equivalents - end of period	$319,146	$367,353

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

Reclassifications — Certain prior-period amounts have been reclassified to conform to the current period presentation. In the consolidated statement of cash flows for the nine months ended September 30, 2025, approximately $333,000 was reclassified from right of use asset amortization to other assets with operating activities, approximately $40,000 was reclassified from cash received from sale of investment in joint venture within investing activities to net change in non-maturing within financing activities, and approximately $228,000 was reclassified from sale of subsidiary interest within financing activities to decrease in cash from sale of joint venture within investing activities. As a result of these reclassification, net cash provided by operating activities had no change, net cash used in investing activities increased by approximately $268,000, and net cash provided by financing activities increased by approximately $268,000. These reclassifications had no effect on previously reported earnings, comprehensive earnings, shareholders’ equity, or total net cash flows, or cash and cash equivalents. The reclassifications were made to improve comparability between periods.

Correction of Immaterial Error — During the third quarter of 2026, the Company recorded a previously unrecognized equity investment received through a historical business relationship. Recognition of the investment resulted in a $1.1 million increase to retained earnings. Management concluded the omission was not material to any previously issued or current-period financial statements; therefore, prior-period financials were not revised.

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

The following schedule details the loans of the Company at September 30, 2026 and December 31, 2025:

	(In Thousands)
	September 30, 2026	December 31, 2025

Residential 1-4 family real estate	$1,352,469	$1,277,698
Commercial and multi-family real estate	1,685,618	1,635,488
Construction, land development and farmland	939,968	900,013
Commercial, industrial and agricultural	209,942	179,583
1-4 family equity lines of credit	285,797	263,707
Consumer and other	90,145	107,348
Total loans before net deferred loan fees	4,563,939	4,363,837
Net deferred loan fees	(13,757)	(12,708)
Total loans	4,550,182	4,351,129
Less: Allowance for credit losses	(60,012)	(55,034)
Net loans	$4,490,170	$4,296,095

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

Allowance For Credit Losses ("ACL") - Loans. The allowance for credit losses on loans is a contra-asset valuation account, calculated in accordance with Accounting Standards Codification ("ASC") Topic 326 ("ASC 326") Financial Instruments-Credit Losses, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information from internal and external sources relevant to assessing collectability over the loans' contractual terms, adjusted for expected prepayments when appropriate. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. The ACL is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Expected credit losses for collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs as appropriate.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools. Individual evaluations are generally performed for loans greater than $500,000 which have experienced significant credit deterioration and that are deemed to be collateral dependent. Such loans are evaluated for credit losses based on the fair value of collateral. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less estimated selling costs. For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with estimated selling costs considered in the event sale of the collateral is expected.

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

The Company considers loan modifications made to borrowers experiencing financial difficulty when estimating the ACL. The effect of modifications and borrowers' subsequent performance is incorporated into the ACL through the Company's ongoing credit risk assessment, including changes in risk ratings, delinquency status, nonaccrual status, and/or payment performance and, when applicable, the evaluation of individually analyzed loans. These factors are considered within the applicable portfolio segment in determining expected credit losses.

The Company considers payment defaults on loans previously modified for borrowers experiencing financial difficulty in determining the ACL. Subsequent defaults are considered as part of the Company's ongoing credit risk assessment, including consideration of delinquency and nonaccrual status, risk ratings, individual evaluations, and/or payment performance and, when applicable, within the respective portfolio segment.

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

Transactions in the ACL for the three months ended September 30, 2026 and 2025 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2026
Allowance for credit losses - loans:
Beginning balance, July 1	$16,944	17,276	16,164	4,174	1,775	1,470	57,803
Provision for credit losses	1,680	(689)	392	1,080	(33)	25	2,455
Charge-offs	(47)	—	—	(25)	—	(272)	(344)
Recoveries	5	—	11	29	—	53	98
Ending balance	$18,582	16,587	16,567	5,258	1,742	1,276	60,012

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2025
Allowance for credit losses - loans:
Beginning balance, July 1	$13,635	16,664	17,066	3,260	1,485	1,744	53,854
Provision	777	621	(353)	78	54	196	1,373
Charge-offs	—	—	—	(31)	—	(306)	(337)
Recoveries	9	—	11	—	—	102	122
Ending balance	$14,421	17,285	16,724	3,307	1,539	1,736	55,012

Transactions in the ACL for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi-family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2026
Allowance for credit losses - loans:
Beginning balance, January 1	$15,745	16,005	16,763	3,433	1,603	1,485	55,034
Provision for credit losses	3,118	582	(213)	1,871	151	515	6,024
Charge-offs	(303)	—	—	(162)	(12)	(988)	(1,465)
Recoveries	22	—	17	116	—	264	419
Ending balance	$18,582	16,587	16,567	5,258	1,742	1,276	60,012

	(In Thousands)
	Residential 1-4 Family Real Estate	Commercial and Multi- family Real Estate	Construction, Land Development and Farmland	Commercial, Industrial and Agricultural	1-4 family Equity Lines of Credit	Consumer and Other	Total
September 30, 2025
Allowance for credit losses - loans:
Beginning balance, January 1	$9,708	20,203	14,663	1,702	1,890	1,331	49,497
Provision	4,687	(2,918)	2,044	1,744	(351)	907	6,113
Charge-offs	—	—	—	(180)	—	(850)	(1,030)
Recoveries	26	—	17	41	—	348	432
Ending balance	$14,421	17,285	16,724	3,307	1,539	1,736	55,012

The following table presents the amortized cost basis of collateral dependent loans at September 30, 2026 and December 31, 2025 which are individually evaluated to determine expected credit losses:

	In Thousands
	Real Estate	Other	Total
September 30, 2026
Residential 1-4 family real estate	$7,482	—	7,482
Commercial and multi-family real estate	1,829	—	1,829
Construction, land development and farmland	20,099	—	20,099
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	1,188	—	1,188
Consumer and other	—	—	—
	$30,598	—	30,598

	In Thousands
	Real Estate	Other	Total
December 31, 2025
Residential 1-4 family real estate	$3,038	—	3,038
Commercial and multi-family real estate	13,133	—	13,133
Construction, land development and farmland	5,922	—	5,922
Commercial, industrial and agricultural	—	—	—
1-4 family equity lines of credit	—	—	—
Consumer and other	—	—	—
	$22,093	—	22,093

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

The following tables present the Company’s nonaccrual loans and past due loans as of September 30, 2026 and December 31, 2025.

Loans on Nonaccrual Status

	In Thousands
	September 30,	December 31,
	2026	2025
Residential 1-4 family real estate	$15,211	$7,206
Commercial and multi-family real estate	2,015	13,135
Construction, land development and farmland	21,328	5,926
Commercial, industrial and agricultural	65	156
1-4 family equity lines of credit	2,326	208
Consumer and other	61	24
Total	$41,006	$26,655

The Company recognized $75,000 and reversed $381,000 out of interest income on nonaccrual loans for the three months ended September 30, 2026. The Company recognized $2,839,000 and reversed $707,000 out of interest income on nonaccrual loans for the nine months ended September 30, 2026. The Company recognized $143,000 and reversed $1,581,000 out of interest income on nonaccrual loans for the three months ended September 30, 2025. The Company recognized $513,000 and reversed $1,672,000 out of interest income on nonaccrual loans for the nine months ended September 30, 2025. At September 30, 2026 and December 31, 2025 nonaccrual loans for which no related ACL was recorded totaled $24,878,000 and $17,482,000, respectively.

Past Due Loans

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Non Accrual or Greater Than 89 Days Past Due	Total Non Accrual and Past Due	Current	Total Loans	Recorded Investment in Loans Greater Than 89 Days Past Due and Accruing
September 30, 2026
Residential 1-4 family real estate	$4,710	3,015	18,014	25,739	1,326,730	1,352,469	$2,803
Commercial and multi-family real estate	1,621	—	2,015	3,636	1,681,982	1,685,618	—
Construction, land development and farmland	1,622	1,043	21,328	23,993	915,975	939,968	—
Commercial, industrial and agricultural	224	563	65	852	209,090	209,942	—
1-4 family equity lines of credit	1,012	—	2,326	3,338	282,459	285,797	—
Consumer and other	268	43	63	374	89,771	90,145	2
Total	$9,457	4,664	43,811	57,932	4,506,007	4,563,939	$2,805
December 31, 2025
Residential 1-4 family real estate	$7,330	7,172	8,854	23,356	1,254,342	1,277,698	$1,648
Commercial and multi-family real estate	420	651	13,135	14,206	1,621,282	1,635,488	—
Construction, land development and farmland	1,190	1,188	5,926	8,304	891,709	900,013	—
Commercial, industrial and agricultural	1,053	112	156	1,321	178,262	179,583	—
1-4 family equity lines of credit	1,424	1,263	208	2,895	260,812	263,707	—
Consumer and other	522	112	49	683	106,665	107,348	25
Total	$11,939	10,498	28,328	50,765	4,313,072	4,363,837	$1,673

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

The following tables present the amortized cost basis of loans at September 30, 2026 and September 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026 or nine months ended September 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2026
Residential 1-4 family real estate	$—	$1,818	$291	$—	$1,112	$444	0.27%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	17,630	—	293	—	—	1.91%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$19,448	$291	$293	$1,112	$444	0.47%

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Nine Months Ended September 30, 2025
Residential 1-4 family real estate	$—	$1,790	$1,422	$—	$681	$43	0.31%
Commercial and multi-family real estate	—	2,060	3,271	—	—	—	0.31%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	232	—	—	—	0.16%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$3,850	$4,925	$—	$681	$43	0.22%

The following tables present the amortized cost basis of loans at September 30, 2026 and September 30, 2025 that were both experiencing financial difficulty and modified during the three months ended September 30, 2026 or three months ended September 30, 2025, by class and type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to each class of financing receivable is also presented below.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2026
Residential 1-4 family real estate	$—	$418	$—	$—	$—	$—	0.03%
Commercial and multi-family real estate	—	—	—	—	—	—	—%
Construction, land development and farmland	—	17,630	—	293	—	—	1.91%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$18,048	$—	$293	$—	$—	0.40%

As of September 30, 2026, the Company has not committed to lend additional amounts to the borrowers included in the previous table.

	(In Thousands)
	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Combination Term Extension and Interest Rate Reduction	Combination Payment Delay and Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended September 30, 2025
Residential 1-4 family real estate	$—	$650	$484	$—	$325	$43	0.12%
Commercial and multi-family real estate	—	2,060	—	—	—	—	0.12%
Construction, land development and farmland	—	—	—	—	—	—	—%
Commercial, industrial and agricultural	—	—	—	—	—	—	—%
1-4 family equity lines of credit	—	—	—	—	—	—	—%
Consumer and other	—	—	—	—	—	—	—%
Total	$—	$2,710	$484	$—	$325	$43	0.08%

As of September 30, 2025, the Company had not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.The following table presents the performance of such loans that have been modified within the last twelve months as of September 30, 2026:

	In Thousands
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Current	Total Modified Loans
September 30, 2026
Residential 1-4 family real estate	$—	$1,067	$916	$2,677	$4,660
Commercial and multi-family real estate	—	—	—	—	—
Construction, land development and farmland	—	—	—	17,923	17,923
Commercial, industrial and agricultural	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$1,067	$916	$20,600	$22,583

As evidenced in the table above, $1,983,000 of loans that were modified within the twelve months prior to September 30, 2026 were thirty (30) days or more past due at September 30, 2026.

The following table presents the performance of such loans that had been modified within the last twelve months as of September 30, 2025:

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

As evidenced above, $23,456,000 of loans that were modified within the twelve months prior to September 30, 2025 were thirty (30) days or more past due at September 30, 2025.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	0.55%	34	9	$—	0.45%	16	6
Commercial and multi-family real estate	—	—	—	—	—	—	6	7
Construction, land development and farmland	—	—	13	4	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	22	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	0.55%	30	5	$—	0.45%	10	6

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Months of Term Extension	Weighted-Average Months of Payment Delay
Residential 1-4 family real estate	$—	—%	—	6	$—	0.23%	20	5
Commercial and multi-family real estate	—	—	—	—	—	—	—	7
Construction, land development and farmland	—	—	13	4	—	—	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total	$—	—%	13	4	$—	0.23%	20	6

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
	Payment Delay	Interest Rate Reduction	Term Extension/Payment Delay	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction	Payment Delay	Interest Rate Reduction	Term Extension/Payment Delay	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction
Residential 1-4 family real estate	$922	$295	$—	$444	$651	$922	$295	$—	$444	$651
Commercial and multi-family real estate	—	—	—	—	—	—	—	—	—	—
Construction, land development and farmland	3,288	—	293	—	—	3,288	—	293	—	—
Commercial, industrial and agricultural	—	—	—	—	—	—	—	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	$4,210	$295	$293	$444	$651	$4,210	$295	$293	$444	$651

The following table presents the amortized cost basis of loans that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty (dollars in thousands):

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay/ Interest Rate Reduction	Term Extension/ Interest Rate Reduction
Residential 1-4 family real estate	$1,932	$—	$—	$—	$—	$1,932	$938	$—	$—	$—
Commercial and multi-family real estate	—	22,527	—	—	—	—	22,527	—	—	—
Construction, land development and farmland	—	—	—	—	—	—	—	—	—	—
Commercial, industrial and agricultural	—	232	—	—	—	—	232	—	—	—
1-4 family equity lines of credit	—	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—	—
Total	$1,932	$22,759	$—	$—	$—	$1,932	$23,697	$—	$—	$—

Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized costs basis of the loan is reduced by the amount deemed uncollectible and the ACL is adjusted by the same amount.

As of September 30, 2026, the Bank had 13 loans totaling $6,137,000 in the process of foreclosure which consisted of nine residential 1-4 family real estate loans, three construction, land development and farmland loans, and one 1-4 family equity line of credit. As of December 31, 2025, the Bank had four loans totaling $12,266,000 in the process of foreclosure.

Potential problem loans, which include nonperforming loans, amounted to approximately $77.7 million at September 30, 2026 and $63.9 million at December 31, 2025. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FDIC, the Bank’s primary federal regulator, for loans classified as special mention, substandard, or doubtful.

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

The table below presents loan balances classified within each risk rating category by primary loan type and based on year of origination as of September 30, 2026:

	In Thousands

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
September 30, 2026
Residential 1-4 family real estate
Pass	$235,857	225,217	219,382	106,282	202,007	311,742	16,710	1,317,197
Special mention	—	171	3,769	1,067	3,639	5,067	402	14,115
Substandard	—	890	9,959	5,691	2,174	1,460	983	21,157
Total Residential 1-4 family real estate	$235,857	226,278	233,110	113,040	207,820	318,269	18,095	1,352,469
Residential 1-4 family real estate:
Current-period gross charge-offs			212	47		44		303
Commercial and multi-family real estate
Pass	$209,532	180,873	249,558	155,451	283,946	526,333	73,888	1,679,581
Special mention	708	251	—	—	413	1,110	1,540	4,022
Substandard	312	—	—	1,517	—	186	—	2,015
Total Commercial and multi-family real estate	$210,552	181,124	249,558	156,968	284,359	527,629	75,428	1,685,618
Commercial and multi-family real estate:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Construction, land development and farmland
Pass	$209,232	274,450	134,757	16,949	59,498	35,917	180,875	911,678
Special mention	—	—	891	5,197	51	546	26	6,711
Substandard	—	—	2,054	—	16,953	755	1,817	21,579
Total Construction, land development and farmland	$209,232	274,450	137,702	22,146	76,502	37,218	182,718	939,968
Construction, land development and farmland:
Current-period gross charge-offs	$—	—	—	—	—	—	—	—
Commercial, industrial and agricultural
Pass	$53,957	31,480	21,624	3,934	20,202	20,492	56,803	208,492
Special mention	—	427	—	875	—	—	17	1,319
Substandard	—	—	—	131	—	—	—	131
Total Commercial, industrial and agricultural	$53,957	31,907	21,624	4,940	20,202	20,492	56,820	209,942
Commercial, industrial and agricultural:
Current-period gross charge-offs	$—	7	16	—	—	1	138	162
1-4 family equity lines of credit
Pass	$—	—	—	—	—	—	279,458	279,458
Special mention	—	—	—	—	—	—	4,013	4,013
Substandard	—	—	—	—	—	—	2,326	2,326
Total 1-4 family equity lines of credit	$—	—	—	—	—	—	285,797	285,797
1-4 family equity lines of credit:
Current-period gross charge-offs	$—	—	—	—	—	—	12	12
Consumer and other
Pass	$15,411	25,536	5,988	6,984	1,621	17,419	16,874	89,833
Special mention	5	72	65	86	18	2	—	248
Substandard	—	—	14	9	41	—	—	64
Total Consumer and other	$15,416	25,608	6,067	7,079	1,680	17,421	16,874	90,145
Consumer and other:
Current-period gross charge-offs	$27	77	62	24	16	9	773	988

The table below presents loan balances classified within each risk rating category based on year of origination as of September 30, 2026:

	In Thousands
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
September 30, 2026
Pass	$723,989	737,556	631,309	289,600	567,274	911,903	624,608	4,486,239
Special mention	713	921	4,725	7,225	4,121	6,725	5,998	30,428
Substandard	312	890	12,027	7,348	19,168	2,401	5,126	47,272
Total	$725,014	739,367	648,061	304,173	590,563	921,029	635,732	4,563,939

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

Note 3. Debt Securities

Debt securities have been classified in the consolidated balance sheet according to management’s intent. Debt securities at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$152,750	—	15,919	136,831
Mortgage-backed securities	759,640	41	78,959	680,722
Asset-backed securities	51,655	11	991	50,675
Corporate notes and other	4,500	—	88	4,412
Obligations of states and political subdivisions	175,548	—	30,652	144,896
	$1,144,093	52	126,609	1,017,536

	December 31, 2025
	Securities Available-For-Sale
	In Thousands
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Government-sponsored enterprises (GSEs)	$149,261	136	10,807	138,590
Mortgage-backed securities	665,620	2,472	44,794	623,298
Asset-backed securities	47,868	47	1,135	46,780
Corporate notes and other	4,500	—	48	4,452
Obligations of states and political subdivisions	173,939	79	20,634	153,384
	$1,041,188	2,734	77,418	966,504

As of September 30, 2026 and December 31, 2025, there was no ACL on available-for-sale securities.

Included in mortgage-backed securities are collateralized mortgage obligations totaling $280,085,000 (fair value of $253,999,000) and $218,479,000 (fair value of $204,388,000) at September 30, 2026 and December 31, 2025, respectively.

Securities carried on the balance sheet of approximately $603,256,000 (approximate market value of $525,672,000) and $603,852,000 (approximate market value of $551,499,000) were pledged to secure public deposits and for other purposes as required by law at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, there were no holdings of securities of any one issuer, other than U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

The amortized cost and estimated market value of debt securities at September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale
	In Thousands
	Amortized Cost	Estimated Market Value
Due in one year or less	$7,000	$6,875
Due after one year through five years	163,795	147,951
Due after five years through ten years	274,146	240,206
Due after ten years	699,152	622,504
	$1,144,093	$1,017,536

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025.

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
September 30, 2026	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$22,299	$1,030	5	$114,532	$14,889	49	$136,831	$15,919
Mortgage-backed securities	393,160	22,770	86	282,112	56,189	202	675,272	78,959
Asset-backed securities	27,748	159	13	9,986	832	5	37,734	991
Corporate notes and other	4,412	88	2	—	—	—	4,412	88
Obligations of states and political subdivisions	12,142	1,815	8	132,754	28,837	142	144,896	30,652
	$459,761	$25,862	114	$539,384	$100,747	398	$999,145	$126,609

	In Thousands, Except Number of Securities
	Less than 12 Months			12 Months or More			Total
December 31, 2025	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses	Number of Securities Included	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government-sponsored enterprises (GSEs)	$5,003	$22	1	$121,994	$10,785	52	$126,997	$10,807
Mortgage-backed securities	133,756	532	24	321,141	44,262	205	454,897	44,794
Asset-backed securities	6,972	32	3	22,415	1,103	9	29,387	1,135
Corporate notes and other	4,452	48	2	—	—	—	4,452	48
Obligations of states and political subdivisions	—	—	—	148,056	20,634	148	148,056	20,634
	$150,183	$634	30	$613,606	$76,784	414	$763,789	$77,418

The applicable date for determining when securities are in an unrealized loss position is September 30, 2026 and December 31, 2025. As such, it is possible that a security had a market value less than its amortized cost on other days during the nine months ended September 30, 2026 and the twelve-month period ended December 31, 2025, but is not in the "Investments with an Unrealized Loss of less than 12 months" category above.

As shown in the tables above, at September 30, 2026 and December 31, 2025, the Company had unrealized losses of $126.6 million and $77.4 million on $999.1 million and $763.8 million, respectively, of securities in an unrealized loss position at those dates. As described in Note 1, Summary of Significant Accounting Policies to the consolidated financial statements of the Company included in the 2025 Form 10-K, for any security classified as available-for-sale that is in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2026, and it is not more-likely-than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company has determined that no write-down is necessary. These securities must then be evaluated for credit and non-credit related impairment. Securities with one or more of the following characteristics will be deemed to have only non-credit related impairment and will be excluded from further evaluation from credit impairment: Guaranteed by the U.S. government, insured by the FDIC, a review of market price discount to principal face value does not indicate the market's expectation of imminent principal loss, a risk weighting under the FDIC’s Simplified Supervisory Formula Approach, and a credit rating of AA+ or higher issued by a nationally recognized statistical rating organization. Securities that are not excluded by the aforementioned characteristics are further evaluated for credit deterioration, which would require the recognition of an ACL. The unrealized losses associated with securities at September 30, 2026 are driven by changes in market interest rates and other market factors, not due to the credit quality of the securities, and accordingly, no ACL is considered necessary related to available-for-sale securities at September 30, 2026. These securities will continue to be monitored as part of the Company's ongoing evaluation of credit quality.

Mortgage-Backed Securities

At September 30, 2026, approximately 99% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value of these securities is primarily attributable to changes in market interest rates and other market factors, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery, the Company has determined no ACL for these securities is necessary at September 30, 2026.

The Company's mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a fair value of $9.5 million which had unrealized losses of approximately $1.7 million at September 30, 2026. These non-agency mortgage-backed securities were rated AAA with the exception of one security rated as AA- at September 30, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Obligations of States and Political Subdivisions

Unrealized losses on municipal bonds have not been recognized into income because the issuers' bonds are of high credit quality (rated A or higher) or the bonds have been refunded. Management does not intend to sell the securities and it is not more-likely-than-not that management will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in market interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Asset-Backed Securities

The Company's asset-backed securities portfolio includes agency and non-agency asset backed and other amortizing debt securities with a fair value of $50.7 million which had unrealized losses of approximately $1.0 million at September 30, 2026. The Company monitors these securities to ensure it has adequate credit support and does not have the intent to sell these securities and it is not more-likely-than-not that it will be required to sell the securities before their anticipated recovery. The issuers continue to make timely principal and interest payments on the securities.

Corporate Notes and Other

Corporate notes and other consists of corporate bonds and subordinated debt obligations. As of September 30, 2026 corporate notes and other consists of two subordinated debt obligations issued by other bank holding companies. The Company performs ongoing monitoring of the issuer's financial condition and credit quality through periodic review of financial statements and other relevant information.

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

The following table presents the net effects of derivative hedging instruments on the Company's consolidated statements of income for the three and nine months ended September 30, 2026 and 2025. The effects are presented as an increase to income before taxes in the relevant caption of the Company's consolidated statements of income.

	In Thousands
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Location in the Consolidated Statements of Income
Interest income: Interest and fees on loans	$151	214	$511	674
Net increase to income before taxes	$151	214	$511	674

The above effects are presented within the change in other assets line in the operating activities section of the Company's consolidated statements of cash flows.

Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate contracts for customers) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors under the Bank's mandatory delivery program are considered derivatives. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate contracts for customers are entered into in an effort to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. At September 30, 2026 and December 31, 2025, the Company had approximately $2,243,000 and $4,496,000, respectively, of interest rate contracts for customers. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $15,000 and $106,000 at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had approximately $1,500,000 and $5,750,000, respectively, of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $12,000 at September 30, 2026 and a derivative liability of $17,000 at December 31, 2025. Changes in the fair values of these mortgage-banking derivatives are included in net gains on sale of loans. Cash flows associated with these derivative instruments, including the related gains and losses, are classified as operating activities in the Company's consolidated statements of cash flows. See Note 8, Fair Value Measurements, for additional information regarding the fair value measurement and fair value hierarchy classification of the Company's derivative instruments.

The net gains (losses) relating to free-standing derivative instruments used for risk management are summarized below (in thousands):

	In Thousands
	September 30, 2026	September 30, 2025
Interest rate contracts for customers	$(91)	34
Forward contracts related to mortgage loans held for sale and interest rate contracts	$29	(17)

The following table reflects the amount and fair value of mortgage banking derivatives included in the consolidated balance sheet as of September 30, 2026 and December 31, 2025 (in thousands):

	In Thousands
	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets (liabilities):
Interest rate contracts for customers	$2,243	15	$4,496	106
Forward contracts related to mortgage loans held-for-sale	$1,500	12	$5,750	(17)

Note 5. Mortgage Servicing Rights

The Company sells residential mortgage loans in the secondary market and typically retains the rights to service the loans. Mortgage loans serviced for others are not reported as assets. Mortgage servicing rights are recognized on the balance sheet within other assets. The principal balances of these loans as of September 30, 2026 and December 31, 2025 are as follows:

	In Thousands
	September 30, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLMC	$177,532	$149,916

For the nine months ended September 30, 2026 and 2025, the change in carrying value of the Company's mortgage servicing rights accounted for under the amortization method was as follows:

	In Thousands
	September 30, 2026	September 30, 2025
Balance at beginning of period	$1,401	$1,139
Servicing rights retained from loans sold	531	433
Amortization	(346)	(240)
Valuation allowance provision	—	—
Balance at end of period	$1,586	$1,332
Fair value, end of period	$2,825	$1,639

The key data and assumptions used in estimating the fair value of the Company's mortgage servicing rights as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Prepayment speed	6.04%	12.44%
Weighted-average life (in years)	9.74	6.56
Weighted-average note rate	5.63%	5.50%
Weighted-average discount rate	9.00%	9.50%

Note 6. Equity Incentive Plans

In April 2009, the Company’s shareholders approved the Wilson Bank Holding Company 2009 Stock Option Plan (the “2009 Stock Option Plan”). The 2009 Stock Option Plan was effective as of April 14, 2009. Under the 2009 Stock Option Plan, awards could be granted in the form of options to acquire common stock of the Company. Subject to adjustment as provided by the terms of the 2009 Stock Option Plan, the maximum number of shares of common stock with respect to which awards could be granted under the 2009 Stock Option Plan was 100,000 shares. The 2009 Stock Option Plan terminated on April 13, 2019, and no additional awards may be granted under the 2009 Stock Option Plan. The awards granted under the 2009 Stock Option Plan prior to the plan's expiration remained outstanding until exercised or otherwise terminated. As of September 30, 2026, all options were exercised and there were no outstanding options under the 2009 Stock Option Plan.

During the second quarter of 2016, the Company’s shareholders approved the Wilson Bank Holding Company 2016 Equity Incentive Plan, which authorized awards of up to 750,000 shares of common stock. The 2016 Equity Incentive Plan was approved by the Board of Directors and effective as of January 25, 2016 and approved by the Company’s shareholders on April 12, 2016. On September 26, 2016, the Board of Directors approved an amendment and restatement of the 2016 Equity Incentive Plan (as amended and restated the “2016 Equity Incentive Plan”). Except for certain limitations, awards could be granted in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. The 2016 Equity Incentive Plan terminated on April 24, 2025, and no additional awards may be granted under the 2016 Equity Incentive Plan. As of September 30, 2026, the Company had outstanding 129,727 options with a weighted average exercise price of $59.60, 93,909 cash-settled stock appreciation rights with a weighted average exercise price of $59.52, and 12,108 restricted share unit awards under the 2016 Equity Incentive Plan. There were no restricted share awards or performance share unit awards outstanding under the 2016 Equity Incentive Plan at September 30, 2026.

On April 24, 2025, the Company's shareholders approved the Wilson Bank Holding Company 2025 Equity Incentive Plan (the "2025 Equity Incentive Plan"), which has initially authorized awards of up to 675,000 shares of Common Stock including 508,388 newly reserved shares and 166,612 shares of Common Stock initially reserved for issuance under the Company’s 2016 Equity Incentive Plan that remained available for issuance under the 2016 Equity Incentive Plan as of April 24, 2025. The 2025 Equity Incentive Plan was approved by the Board of Directors on February 28, 2025 and on April 24, 2025 it was approved by the Company’s shareholders and became effective as of such date. In addition to the 675,000 shares reserved for issuance under the 2025 Equity Incentive Plan, if any of the awards under the 2016 Equity Incentive Plan that were outstanding as of February 28, 2025 after that date terminate, expire unexercised, are settled for cash, forfeited or cancelled without delivery of shares of the Company’s Common Stock under the terms of the 2016 Equity Incentive Plan, the Company may issue awards with respect to those awards under the 2025 Equity Incentive Plan. Except for certain limitations, awards can be in the form of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted shares and restricted share units, performance awards and other stock-based awards. As of September 30, 2026, the Company had 545,746 shares remaining available for issuance under the 2025 Equity Incentive Plan. As of September 30, 2026, the Company had outstanding 88,332 options with a weighted average exercise price of $80.89, 13,000 cash-settled stock appreciation rights with a weighted average exercise price of $78.91, and 33,249 restricted share unit awards under the 2025 Equity Incentive Plan.

Stock Options

As of September 30, 2026, the Company had outstanding 218,059 stock options with a weighted average exercise price of $68.23.

The following table summarizes information about stock options activity for the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	179,110	$61.03	193,395	$57.66
Granted	65,666	81.95	12,666	76.92
Exercised	(23,384)	51.87	(20,773)	53.85
Forfeited or expired	(3,333)	66.70	(817)	46.13
Outstanding at end of period	218,059	$68.23	184,471	$59.46
Options exercisable at September 30	107,553	$59.05	118,626	$55.82

As of September 30, 2026, there was $1,633,000 of total unrecognized cost related to non-vested stock options granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 3.84 years.

Stock Appreciation Rights ("SARs")

As of September 30, 2026, the Company had outstanding 106,909 cash-settled stock appreciation rights with a weighted average exercise price of $61.88.

The following table summarizes information about cash-settled SARs activity for the nine months ended September 30, 2026 and 2025:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
SARs outstanding at beginning of period	131,656	$57.02	142,785	$55.03
Granted	6,000	81.95	7,000	76.30
Exercised	(30,747)	44.98	(15,804)	48.43
Forfeited or expired	—	—	(600)	64.40
Outstanding at end of period	106,909	$61.88	133,381	$56.89
SARS exercisable at September 30	81,349	$59.13	97,395	$53.63

As of September 30, 2026, there was $403,000 of total unrecognized cost related to non-vested cash-settled SARs granted under the Company's equity incentive plans. The cost is expected to be recognized over a weighted-average period of 2.43 years.

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

A summary of time-based vesting RSAs activity for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	153	$66.70
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30,	—	$—	153	$66.70

A summary of time-based vesting RSUs awards activity for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	40,539	$75.01	24,482	$70.44
Granted	12,008	81.95	2,833	76.76
Vested	(6,115)	71.04	(5,676)	70.38
Forfeited	(1,075)	72.90	(575)	69.87
Outstanding at September 30,	45,357	$77.44	21,064	$71.32

The RSAs and RSUs vest based on continued service over various time periods. As of September 30, 2026, there was no unrecognized compensation cost related to non-vested RSAs. As of September 30, 2026, there was $2,566,000 of total unrecognized compensation cost related to non-vested RSUs. The cost is expected to be expensed over a weighted-average period of 2.34 years.

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

A summary of the PSUs activity for the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	Shares	Weighted Average Cost	Shares	Weighted Average Cost
Outstanding at beginning of period	—	$—	738	$67.85
Granted	—	—	—	—
Vested	—	—	(369)	67.85
Forfeited	—	—	(369)	67.85
Outstanding at September 30,	—	$—	—	$—

Grant Year	Grant Price	Applicable Performance Period	Period in which units to be settled	PSUs Outstanding
2023	$67.85	2023-2025	2024-2026	—

As of September 30, 2026, there was no unrecognized compensation cost related to non-vested PSUs.

Note 7. Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2026, the Bank and the Company meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is classified as adequately capitalized or lower, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is growth and expansion, and capital restoration plans are required. As of September 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the following tables. The capital conservation buffer of 2.5% is not included in the required minimum ratios of the tables presented below.

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2026
Total capital to risk weighted assets:
Consolidated	$745,171	15.9%	$374,213	8.0%	$467,767	10.0%
Wilson Bank	742,367	15.9	374,099	8.0	467,624	10.0
Tier 1 capital to risk weighted assets:
Consolidated	686,647	14.7	280,659	6.0	280,659	6.0
Wilson Bank	683,860	14.6	280,573	6.0	374,098	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	686,647	14.7	210,494	4.5	N/A	N/A
Wilson Bank	683,860	14.6	210,430	4.5	303,954	6.5
Tier 1 capital to average assets:
Consolidated	686,647	11.1	246,838	4.0	N/A	N/A
Wilson Bank	683,860	11.1	246,761	4.0	308,451	5.0

	Actual		Minimum Capital Adequacy		For Classification as Well Capitalized (1) (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Total capital to risk weighted assets:
Consolidated	$685,448	15.6%	$350,970	8.0%	$438,712	10.0%
Wilson Bank	682,240	15.6	350,834	8.0	438,542	10.0
Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	263,227	6.0	263,227	6.0
Wilson Bank	627,391	14.3	263,125	6.0	350,833	8.0
Common equity Tier 1 capital to risk weighted assets:
Consolidated	630,578	14.4	197,420	4.5	N/A	N/A
Wilson Bank	627,391	14.3	197,344	4.5	285,052	6.5
Tier 1 capital to average assets:
Consolidated	630,578	10.6	237,557	4.0	N/A	N/A
Wilson Bank	627,391	10.6	237,470	4.0	296,838	5.0

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

The following tables present the financial instruments carried at fair value as of September 30, 2026 and December 31, 2025, by caption on the consolidated balance sheet and by FASB ASC 820 valuation hierarchy (as described above):

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2026
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$136,831	$—	$136,831	$—
Mortgage-backed securities	680,722	—	680,722	—
Asset-backed securities	50,675	—	50,675	—
Corporate notes and other	4,412	—	4,412	—
Obligations of states and political subdivisions	144,896	—	144,896	—
Total investment securities available-for-sale	1,017,536	—	1,017,536	—
Mortgage loans held for sale	1,859	—	1,859	—
Derivative instruments	27	—	27	—
Other investments	2,408	—	—	2,408
Total assets	$1,021,830	$—	$1,019,422	$2,408

December 31, 2025
Investment securities available-for-sale:
U.S. Government sponsored enterprises	$138,590	$—	$138,590	$—
Mortgage-backed securities	623,298	—	623,298	—
Asset-backed securities	46,780	—	46,780	—
Corporate notes and other	4,452	—	4,452	—
Obligations of states and political subdivisions	153,384	—	153,384	—
Total investment securities available-for-sale	966,504	—	966,504	—
Mortgage loans held for sale	2,361	—	2,361	—
Derivative instruments	106	—	106	—
Other investments	2,348	—	—	2,348
Total assets	$971,319	$—	$968,971	$2,348

Derivative instruments	17	—	17	—
Total liabilities	$17	$—	$17	$—

	Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
	(In Thousands)
	Total Carrying Value in the Consolidated Balance Sheet	Quoted Market Prices in an Active Market (Level 1)	Models with Significant Observable Market Parameters (Level 2)	Models with Significant Unobservable Market Parameters (Level 3)
September 30, 2026
Other real estate owned	$565	$—	$—	$565
Collateral dependent loans (1)	28,856	—	—	28,856
Total	$29,421	$—	$—	$29,421
December 31, 2025
Other real estate owned	$515	$—	$—	$515
Collateral dependent loans (1)	21,561	—	—	21,561
Total	$22,076	$—	$—	$22,076

(1)
The carrying value of collateral dependent loans at September 30, 2026 and December 31, 2025 is net of a valuation allowance of $1,742,000 and $532,000, respectively.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at September 30, 2026 and December 31, 2025:

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

In the case of its investment securities portfolio, the Company monitors the valuation technique utilized by various pricing agencies to ascertain when transfers between levels have been affected. The nature of the remaining assets and liabilities is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2026, there were no transfers between Levels 1, 2 or 3. The tables below include a roll forward of the balance sheet amounts for the three and nine months ended September 30, 2026 and 2025 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis. When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology (in thousands):

	For the Three Months Ended September 30,
	2026		2025
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, July 1	$2,390	—	$2,209	—
Total realized gains (losses) included in income	(106)	—	118	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	1,513	—	—	—
Transfers out of Level 3	(1,389)	—	—	—
Fair value, September 30	$2,408	—	$2,327	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$18	—	$118	—

	For the Nine Months Ended September 30,
	2026		2025
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Fair value, January 1	$2,348	—	$2,191	—
Total realized gains (losses) included in income	(64)	—	136	—
Change in unrealized gains/losses included in other comprehensive income for assets and liabilities still held at September 30	—	—	—	—
Purchases, issuances and settlements, net	1,513	—	—	—
Transfers out of Level 3	(1,389)	—	—	—
Fair value, September 30	$2,408	—	$2,327	—
Total realized gains included in income related to financial assets and liabilities still on the consolidated balance sheet at September 30	$60	—	$136	—

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments that are not measured at fair value. In cases where quoted market prices or observable components are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates, estimates of future cash flows and borrower creditworthiness. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2026 and December 31, 2025. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The following table presents the carrying amounts, estimated fair value and placement in the fair valuation hierarchy of the Company’s financial instruments at September 30, 2026 and December 31, 2025. This table excludes financial instruments for which the carrying amount approximates fair value. For short-term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.

	Carrying/ Notional	Estimated	Quoted Market Prices in an Active Market	Models with Significant Observable Market Parameters	Models with Significant Unobservable Market Parameters
(in Thousands)	Amount	Fair Value(1)	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Financial assets:
Cash and cash equivalents	$319,146	319,146	319,146	—	—
Loans, net	4,490,170	4,573,194	—	—	4,573,194
Mortgage servicing rights	1,586	2,825	—	2,825	—
Financial liabilities:
Deposits	5,449,100	4,655,278	—	—	4,655,278

December 31, 2025
Financial assets:
Cash and cash equivalents	$367,353	367,353	367,353	—	—
Loans, net	4,296,095	4,273,223	—	—	4,273,223
Mortgage servicing rights	1,401	1,686	—	1,686	—
Financial liabilities:
Deposits	5,244,256	4,674,040	—	—	4,674,040

(1)
Estimated fair values are consistent with an exit-price concept. The assumptions used to estimate the fair values are intended to approximate those that a market-participant would realize in a hypothetical orderly transaction.

Note 9. Income Taxes

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, and includes guidance concerning accounting for income tax uncertainties in interim periods. As of September 30, 2026, the Company had no unrecognized tax benefits related to Federal or state income tax matters and does not anticipate any material increase or decrease in unrecognized tax benefits relative to any tax positions taken through September 30, 2026.

The Company's effective tax rate for the three and nine months ended September 30, 2026 was 22.47% and 23.10%, respectively, compared to 22.82% and 23.34% for the three and nine months ended September 30, 2025, respectively. The difference between the effective tax rate and the federal and state income tax statutory rate of 26.14% at September 30, 2026 and 2025 is primarily due to investments in bank qualified municipal securities, participation in the Tennessee Community Investment Tax Credit program, and tax benefits associated with share-based compensation and bank-owned life insurance, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

As of and for the nine months ended September 30, 2026, the Company has not accrued or recognized interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company and the Bank file consolidated U.S. Federal and State of Tennessee income tax returns. The Company is currently open to audit under the statute of limitations by the State of Tennessee for the years ended December 31, 2022 through 2025 and the IRS for the years ended December 31, 2023 through 2025.

Note 10. Earnings Per Share

The computation of basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the period, adjusted for stock splits. The computation of diluted EPS for the Company begins with the basic earnings per share and includes the effect of common shares contingently issuable from stock options, RSUs and PSUs using the treasury stock method.

The following is a summary of components comprising basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in Thousands Except Share and Per Share Amounts)		(Dollars in Thousands Except Share and Per Share Amounts)
Basic EPS Computation:
Numerator – Earnings available to common shareholders	$22,276	$17,871	$65,347	$53,378
Denominator – Weighted average number of common shares outstanding	12,388,879	12,098,160	12,310,050	12,019,556
Basic earnings per common share	$1.80	$1.48	$5.31	$4.44
Diluted EPS Computation:
Numerator – Earnings available to common shareholders	$22,276	$17,871	$65,347	$53,378
Denominator – Weighted average number of common shares outstanding	12,388,879	12,098,160	12,310,050	12,019,556
Dilutive effect of stock options, RSUs and PSUs	47,009	39,553	45,107	38,319
Weighted average diluted common shares outstanding	12,435,888	12,137,713	12,355,157	12,057,875
Diluted earnings per common share	$1.79	$1.47	$5.29	$4.43

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments at September 30, 2026 is as follows:

Commitments to extend credit	$1,363,479,000
Standby letters of credit	$135,028,000

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

Off-balance-sheet credit exposures are recognized on the balance sheet within accrued interest and other liabilities. The following table details activity in the ACL on off-balance-sheet credit exposures for the nine months ended September 30, 2026 and 2025.

	(In Thousands)
	2026	2025
Beginning balance, January 1	$2,340	2,555
Credit loss expense (benefit)	461	(243)
Ending balance, September 30	$2,801	2,312

The following table details activity in the ACL on off-balance-sheet credit exposures for the three months ended September 30, 2026 and 2025

	(In Thousands)
	2026	2025
Beginning balance, July 1	$3,056	2,285
Credit loss expense (benefit)	(255)	27
Ending balance, September 30	$2,801	2,312

Mortgage. The Bank originates residential mortgage loans, sells them to third-party purchasers, and may or may not retain the servicing rights. These loans are originated internally and are primarily to borrowers in the Bank’s geographic market footprint. These sales are typically to investors that follow guidelines of conventional government sponsored entities and the Department of Housing and Urban Development/U.S. Department of Veterans Affairs ("HUD/VA"). Generally, loans held for sale are underwritten by the Bank, including HUD/VA loans. The Bank participates in a mandatory delivery program that requires the Bank to deliver a particular volume of mortgage loans by agreed upon dates. A majority of the Bank’s secondary mortgage volume is delivered to the secondary market via mandatory delivery with the remainder done on a best efforts basis. The Bank does not realize any exposure to delivery penalties as the Bank's mortgage department only bids loans post-closing to ensure that 100% of the loans are deliverable to the investors.

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

Note 12. Divestiture of Wilson Bank Credit Card

Effective January 1, 2026, Wilson Bank entered into a definitive agreement with an unaffiliated third party to divest its credit card business. The transaction closed in January 2026; however, Wilson Bank will continue to subservice the credit cards until April 2027. During the subservicing period, the Company receives compensation from the purchaser of the credit card business consisting of fees based on active cardholder accounts. Such amounts are intended to reimburse the Company for servicing activities and related support provided during the transition period and are recognized in noninterest income.

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

In addition, under the terms of its agreement with the purchaser of its credit card business, Wilson Bank will receive during the term of the agreement revenue share payments based upon a negotiated portion of interchange income associated with the transactions from Wilson Bank's customers as well as referral fees.

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

The following tables reflect consolidated financial data of the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Banking Segment
	Dollars In Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$88,246	82,980	$257,807	240,576
Reconciliation of revenue
Other revenues	9,006	5,962	28,036	23,001
Total consolidated revenues	$97,252	88,942	$285,843	263,577
Less:
Interest expense	31,953	33,493	93,253	97,572
Segment net interest income and noninterest income	$65,299	55,449	$192,590	166,005
Less:
Provision for credit losses - loans	2,455	1,373	6,024	6,113
Provision (benefit) for credit losses - off-balance sheet exposures	(255)	27	461	(243)
Salaries and employee benefits	22,013	18,696	64,303	55,079
Data processing expense	3,330	2,973	9,606	8,462
Occupancy expenses, net	1,752	1,643	5,126	4,644
Advertising & public relations expense	1,140	1,288	3,299	3,080
Furniture and equipment expense	703	703	2,062	2,215
FDIC insurance	690	1,000	2,204	3,156
Other segment items (a)	4,738	4,590	14,523	13,837
Income tax expense	6,457	5,285	19,635	16,259
Segment net earnings/consolidated net earnings	$22,276	17,871	$65,347	53,403
Net earnings attributable to noncontrolling interest	—	—	—	(25)
Net earnings attributable to Wilson Bank Holding Company	$22,276	17,871	$65,347	53,378

	Banking Segment
	Dollars in Thousands
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation of net earnings
Net earnings for reportable segment	$22,276	17,871	$65,347	53,378
Other earnings	—	—	—	—
Net earnings attributable to Wilson Bank Holding Company	$22,276	17,871	$65,347	53,378

	Banking Segment
	Dollars in Thousands
	September 30, 2026	December 31, 2025
Reconciliation of assets
Total assets for reportable segment	$6,116,154	5,878,956
Other assets	—	—
Total consolidated assets	$6,116,154	5,878,956

(a) Other segment items includes audit, legal & consulting expenses, directors' fees, fees and licenses, telephone expenses, franchise tax, and other overhead expenses.

Note 14. Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for recognition and disclosure through November 6, 2026, which is the date the financial statements were issued.

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

The Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. The words “expect,” “intend,” “should,” “may,” “could,” “believe,” “suspect,” “anticipate,” “seek,” “plan,” “estimate” and similar expressions are intended to identify such forward-looking statements, but other statements not based on historical fact may also be considered forward-looking. Such forward-looking statements involve known and unknown risks and uncertainties, including, but not limited to those described in the 2025 Form 10-K, and also include, without limitation, (i) deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for these losses, (ii) deterioration in the real estate market conditions in the Company’s market areas including demand for residential real estate loans as a result of elevated rates on residential real estate mortgage loans, (iii) the impact of U.S. and global economic conditions, trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom and from geopolitical instability, including as a result of the conflict in Iran, (iv) the impact of increased competition with other financial institutions, including pricing pressures on loans and deposits, and the resulting impact on the Company's results, including as a result of compression to net interest margin, (v) adverse conditions in local or national economies, including the economy in the Company’s market areas, including as a result of the impact of escalating geopolitical tensions, including the conflict in Iran, political uncertainty, inflationary pressures and the elevated rate environment, supply chain disruptions and labor shortages on our customers and on their businesses, (vi) risks associated with a prolonged shutdown of the United States federal government, including adverse effects on the national or local economies and adverse effects from a shutdown of the U.S. Small Business Administration's loan program, (vii) the sale of investment securities in a loss position before their value recovers, including as a result of asset liability management strategies or in response to liquidity needs, (viii) fluctuations or differences in interest rates on earning assets and interest bearing liabilities from those that the Company is modeling or anticipating, including as a result of the Bank's inability to maintain deposit rates or defer increases to those rates in an elevated or rising rate environment or lower rates in a falling rate environment, (ix) the ability to grow and retain low-cost core deposits, (x) the impact of changes in interest rates on the value of the Company's mortgage servicing rights, (xi) significant downturns in the business of one or more large customers, (xii) the inability of the Company to comply with regulatory capital requirements, including those resulting from changes to capital calculation methodologies, required capital maintenance levels, or regulatory requests or directives, (xiii) changes in state or Federal regulations, policies, or legislation applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, (xiv) changes in capital levels and loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments, (xv) an inadequate allowance for credit losses ("ACL"), (xvi) the effectiveness of the Company’s activities in improving, resolving or liquidating lower quality assets, (xvii) results of regulatory examinations, (xviii) the vulnerability of the Company's network and online banking portals, and the systems of parties with whom the Company contracts, to unauthorized access, computer viruses, phishing schemes, social engineering, fraud, spam attacks, ransomware attacks, human error, natural disasters, power loss, and other security breaches, (xix) the possibility of additional increases to compliance costs or other operational expenses as a result of increased regulatory oversight, (xx) loss of key personnel, (xxi) adverse results (including costs, fines, reputational harm and/or other negative effects) from current or future litigation, examinations or other legal and/or regulatory actions, and (xxii) the impact of changes in corporate tax rates. These risks and uncertainties may cause the actual results or performance of the Company to be materially different from any future results or performance expressed or implied by such forward-looking statements. The Company’s future operating results depend on a number of factors which were derived utilizing numerous assumptions that could cause actual results to differ materially from those projected in forward-looking statements.

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

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2026	2025	2026 - 2025 Percent Increase (Decrease)	2026	2025	2026 - 2025 Percent Increase (Decrease)
PER SHARE DATA:
Basic earnings per common share	$1.80	$1.48	21.62%	$5.31	$4.44	19.59%
Diluted earnings per common share	$1.79	$1.47	21.77%	$5.29	$4.43	19.41%
Cash dividends per common share	$1.35	$1.25	8.00%	$2.70	$2.25	20.00%
Dividends declared per common share as a percentage of basic earnings per common share	75.00%	84.46%	(11.20)%	50.85%	50.68%	0.34%

	As of or For the Three Months Ended September 30,			As of or For the Nine Months Ended September 30,
	2026	2025	2026 - 2025 Percent Increase (Decrease)	2026	2025	2026 - 2025 Percent Increase (Decrease)
PERFORMANCE RATIOS:
Annualized return on average shareholders' equity (1)	14.54%	13.06%	11.33%	14.49%	13.70%	5.77%
Annualized return on average assets (2)	1.45%	1.23%	17.89%	1.46%	1.28%	14.06%
Efficiency ratio (3)	52.63%	55.71%	(5.53)%	52.51%	54.50%	(3.65)%
(1)
Annualized return on average shareholders' equity is the result of net income for the reported period on an annualized basis, divided by average shareholders' equity for the period.
(2)
Annualized return on average assets is the result of net income for the reported period on an annualized basis, divided by average assets for the period.
(3)
Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and non-interest income.

	September 30, 2026	December 31, 2025	2026 - 2025 Percent Increase (Decrease)
CONSOLIDATED BALANCE SHEET RATIOS:
Total capital to assets ratio	9.80%	9.89%	(0.91)%
Equity to assets ratio (Average equity divided by average total assets)	10.06%	9.46%	6.34%
Tier 1 capital to average assets	11.13%	10.62%	4.80%
Non-performing asset ratio(1)	0.73%	0.49%	48.98%
Non-performing loan ratio(2)	0.96%	0.65%	47.89%
Book value per common share	$48.25	$47.89	0.75%
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

Results of Operations

Net earnings of the Company for the three months ended September 30, 2026 were $22,276,000, an increase of $4,405,000, or 24.65%, from net earnings of $17,871,000 for the three months ended September 30, 2025. Net earnings of the Company increased $11,969,000, or 22.42%, to $65,347,000 for the nine months ended September 30, 2026, from $53,378,000 for the nine months ended September 30, 2025. The increase in net earnings for the three and nine months ended September 30, 2026 was primarily due to an increase in net interest income and non-interest income, partially offset by increases in non-interest expense and provision for credit losses.

The increase in net interest income for the three and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily due to an increase in average interest earning asset balances and the rate they earned, and a decrease in the cost of funds, partially offset by an increase in average interest bearing deposit balances.

The changes in non-interest income and non-interest expense are discussed in more detail below in the sections of this report titled, "Non-Interest Income" and "Non-Interest Expense". The changes in provision for credit losses are discussed in more detail below in the section of this report titled "Provision For Credit Losses".

Return on average assets ("ROA") and return on average shareholders' equity ("ROE") are common benchmarks for bank profitability and in the case of the Company are calculated by taking our annualized net earnings for the relevant period and dividing that amount by our average assets and average equity for the relevant periods, respectively. ROA and ROE measure a company’s return on investment in a format that is easily comparable to other financial institutions. ROA is a particularly important performance metric to the Company as it serves as the basis for certain employee bonuses. The ROA for the three and nine months ended September 30, 2026 was 1.45% and 1.46%, respectively, while the ROA for the three and nine months ended September 30, 2025 was 1.23% and 1.28%, respectively. The ROE for the three and nine months ended September 30, 2026 was 14.54% and 14.49%, respectively, while the ROE for the three and nine months ended September 30, 2025 was 13.06% and 13.70%, respectively. The increases in ROA and ROE for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 were primarily due to an increase in net interest income resulting from the increase in earning assets and the rate they earned, and the decrease in the cost of funds, partially offset by increases in non-interest expense, interest-bearing deposit balances and provision for credit losses.

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

The average balances, interest, and average rates of our assets and liabilities for the three and nine months ended September 30, 2026 and 2025 are presented in the following table (dollars in thousands):

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026 versus September 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,519,398	6.72%	$76,518	$4,325,445	6.71%	$73,141	$3,284	$93	$3,377
State income tax credits (2)	—	0.15	1,725	—	0.08	865	66	794	860
Total loans, net of unearned interest	4,519,398	6.87	78,243	4,325,445	6.79	74,006	3,350	887	4,237
Investment securities—taxable	1,002,641	3.46	8,755	840,491	3.00	6,362	1,332	1,061	2,393
Investment securities—tax exempt	37,377	2.96	279	38,560	2.78	270	(42)	51	9
Taxable equivalent adjustment (3)	—	0.79	74	—	0.74	72	(11)	13	2
Total tax-exempt investment securities	37,377	3.75	353	38,560	3.52	342	(53)	64	11
Total investment securities	1,040,018	3.47	9,108	879,051	3.03	6,704	1,279	1,125	2,404
Loans held for sale	4,638	4.70	55	4,630	3.68	43	—	12	12
Federal funds sold	4,645	3.63	43	9,821	4.32	107	(49)	(15)	(64)
Accounts with depository institutions	284,687	3.51	2,516	303,612	3.87	2,964	(178)	(270)	(448)
Restricted equity securities	4,701	6.75	80	4,285	8.61	93	46	(59)	(13)
Total earning assets	5,858,087	6.10	90,045	5,526,844	6.02	83,917	4,448	1,680	6,128	7.30%
Cash and due from banks	32,096			30,390
Allowance for credit losses	(57,718)			(53,736)
Bank premises and equipment	63,191			62,831
Other assets	186,850			179,350
Total assets	$6,082,506			$5,745,679

	Three Months Ended			Three Months Ended			Net Change Three Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026 versus September 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$992,295	0.75%	$1,864	$939,060	0.77%	$1,824	$326	$(286)	$40
Money market demand accounts	1,628,891	2.47	10,152	1,502,650	2.66	10,069	3,093	(3,010)	83
Time deposits	1,922,335	3.75	18,157	1,854,022	4.08	19,074	3,561	(4,478)	(917)
Other savings	445,531	1.55	1,741	448,865	2.20	2,486	(18)	(727)	(745)
Total interest-bearing deposits	4,989,052	2.54	31,914	4,744,597	2.80	33,453	6,962	(8,501)	(1,539)
Finance leases	4,069	3.80	39	4,196	3.78	40	(2)	1	(1)
Total interest-bearing liabilities	4,993,121	2.54	31,953	4,748,793	2.80	33,493	6,960	(8,500)	(1,540)	(4.60%)
Non-interest bearing deposits	420,173			404,612
Other liabilities	61,518			49,516
Shareholders’ equity	607,694			542,758
Total liabilities and shareholders’ equity	$6,082,506			$5,745,679
Net interest income, on a tax equivalent basis			$58,092			$50,424	$(2,512)	$10,180	$7,668	15.21%
Net interest margin (4)		3.93%			3.62%
Net interest spread (5)		3.56%			3.22%

Notes:

(1)
Loan fees of $5,338,000 are included in interest income for the period ended September 30, 2026. Loan fees of $4,512,000 are included in interest income for the period ended September 30, 2025.
(2)
State income tax credits related to incentive loans at below market rates and tax exempt loans to municipalities.
(3)
The tax equivalent adjustment has been computed using a 21% Federal tax rate.
(4)
Annualized net interest income on a tax equivalent basis divided by average interest-earning assets.
(5)
Average interest rate on interest-earning assets less average interest rate on interest-bearing liabilities.

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026 versus September 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Loans, net of unearned interest (1)	$4,420,566	6.75%	$223,061	$4,230,264	6.74%	$213,117	$9,602	$342	$9,944
State income tax credits (2)	—	0.12	4,009	—	0.07	2,264	159	1,586	1,745
Total loans, net of unearned interest	4,420,566	6.87	227,070	4,230,264	6.81	215,381	9,761	1,928	11,689
Investment securities—taxable	994,405	3.41	25,339	814,755	2.95	18,001	4,328	3,010	7,338
Investment securities—tax exempt	37,781	2.88	815	39,507	2.80	826	(47)	36	(11)
Taxable equivalent adjustment (3)	—	0.77	217	—	0.74	220	(12)	9	(3)
Total tax-exempt investment securities	37,781	3.65	1,032	39,507	3.54	1,046	(59)	45	(14)
Total investment securities	1,032,186	3.42	26,371	854,262	2.98	19,047	4,269	3,055	7,324
Loans held for sale	5,328	4.37	174	4,051	4.09	124	41	9	50
Federal funds sold	8,024	3.62	217	9,831	4.30	316	(53)	(46)	(99)
Accounts with depository institutions	305,709	3.48	7,960	258,996	4.09	7,928	1,750	(1,718)	32
Restricted equity securities	4,541	7.10	241	4,133	8.54	264	36	(59)	(23)
Total earning assets	5,776,354	6.07	262,033	5,361,537	6.06	243,060	15,804	3,169	18,973	7.81%
Cash and due from banks	31,690			27,393
Allowance for credit losses	(56,528)			(51,575)
Bank premises and equipment	63,002			62,142
Other assets	180,376			174,332
Total assets	$5,994,894			$5,573,829

	Nine Months Ended			Nine Months Ended			Net Change Nine Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026 versus September 30, 2025
	Average Balance	Interest Rate	Income/ Expense	Average Balance	Interest Rate	Income/ Expense	Due to Volume	Due to Rate	Net Change	Percent Change
Deposits:
Negotiable order of withdrawal accounts	$979,979	0.71%	$5,232	$946,862	0.82%	$5,783	$303	$(854)	$(551)
Money market demand accounts	1,571,558	2.39	28,056	1,425,519	2.59	27,565	3,515	(3,024)	491
Time deposits	1,919,521	3.80	54,560	1,837,039	4.24	58,245	3,762	(7,447)	(3,685)
Other savings	450,522	1.57	5,287	398,910	1.97	5,864	1,010	(1,587)	(577)
Total interest-bearing deposits	4,921,580	2.53	93,135	4,608,330	2.83	97,457	8,590	(12,912)	(4,322)
Federal Home Loan Bank advances	—	—	—	4	—	—	—	—	—
Finance leases	4,106	3.81	117	3,980	3.83	114	4	(1)	3
Fed funds purchased	5	14.79	1	14	8.81	1	(1)	1	—
Total interest-bearing liabilities	4,925,691	2.53	93,253	4,612,328	2.83	97,572	8,593	(12,912)	(4,319)	(4.43%)
Non-interest bearing deposits	420,900			395,036
Other liabilities	45,232			45,571
Shareholders’ equity	603,071			520,894
Total liabilities and shareholders’ equity	$5,994,894			$5,573,829
Net interest income, on a tax equivalent basis			$168,780			$145,488	$7,211	$16,081	$23,292	16.01%
Net interest margin (4)		3.91%			3.63%
Net interest spread (5)		3.54%			3.23%

Notes:

(1)
Loan fees of $13,413,000 are included in interest income for the period ended September 30, 2026. Loan fees of $12,249,000 are included in interest income for the period ended September 30, 2025.
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

The components of our loan yield, a key driver to our net interest margin for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,
	2026		2025
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	71,180	6.25%	68,629	6.30%
Origination and other fee income	5,338	0.47%	4,512	0.41%
Loan state income tax credits	1,725	0.15%	865	0.08%
Total	$78,243	6.87%	$74,006	6.79%

	Nine Months Ended September 30,
	2026		2025
	Interest Income	Average Yield	Interest Income	Average Yield
Loan yield components:
Contractual interest rates	209,648	6.34%	200,868	6.35%
Origination and other fee income	13,413	0.41%	12,249	0.39%
Loan state income tax credits	4,009	0.12%	2,264	0.07%
Total	$227,070	6.87%	$215,381	6.81%

Net interest margin for the three months ended September 30, 2026 and 2025 was 3.93% and 3.62%, respectively. Net interest margin for the nine months ended September 30, 2026 and 2025 was 3.91% and 3.63%, respectively. The increase in net interest margin for the three and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily due to the increase in average interest earning asset balances, increases in the yields earned on securities and loans, and a decrease in the cost of funds. The increase in net interest margin was partially offset by increased average interest bearing deposit balances and a decrease in the yield earned on accounts with depository institutions, and for the three month period, decreases in the average balance on accounts with depository institutions. The yield earned on loans for the three and nine months ended September 30, 2026 was 6.87%, while the yield earned on loans for the three and nine months ended September 30, 2025 was 6.79% and 6.81%, respectively. The increase in the yield earned on loans for the three and nine months ended September 30, 2026 reflected additional state tax credit loans and an increase in fees earned on loans, partially offset by a decrease in the average yield on contractual interest rates. During the three months ended September 30, 2026, a higher proportion of variable rate loans repriced downward to current market rates and new loans were originated at lower rates compared to the previous portfolio yield as a result of increasing competitive pressures. The net interest spread was 3.56% and 3.22% for the three months ended September 30, 2026 and 2025, respectively. The net interest spread was 3.54% and 3.23% for the nine months ended September 30, 2026 and 2025, respectively.

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings. Net interest income, excluding tax equivalent adjustments relating to tax exempt securities and loans, for the three and nine months ended September 30, 2026 totaled $56,293,000 and $164,554,000, respectively, compared to $49,487,000 and $143,004,000 for the three and nine months ended September 30, 2025, respectively.

The increase in net interest income for the three and nine months ended September 30, 2026, compared to the corresponding periods in 2025, was primarily attributable to growth in average interest-earning assets, higher yields earned on securities and loans, and a lower cost of funds, partially offset by an increase in average interest-bearing deposits.

The ratio of average interest-earning assets to total average assets for the three and nine months ended September 30, 2026 was 96.4%, compared to 96.2% for the three and nine months ended September 30, 2025.

Fees earned on loans totaled $5,338,000 and $4,512,000 for the three months ended September 30, 2026 and 2025, respectively. Fees earned on loans totaled $13,413,000 and $12,249,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase in fees earned on loans for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was attributable to an increase in origination fees and prepayment fees. The total amount of state income tax credits and tax-exempt loan interest included in our loan yields for the three and nine months ended September 30, 2026 was $1,725,000 and $4,009,000, respectively, compared to $865,000 and $2,264,000 for the three and nine months ended September 30, 2025, respectively.

The increase in interest and dividends earned on securities in the three and nine months ended September 30, 2026 when compared to comparable periods in 2025 is due to the growth in the securities portfolio over such periods and the higher yields earned on the securities purchased throughout 2025, and in the first nine months of 2026, as management invested liquid funds into the securities portfolio, as well as management's decision to restructure a portion of the securities portfolio in 2025 and invest the proceeds of such restructuring in higher yielding securities. The decrease in interest earned on accounts with depository institutions was attributable to lower yields resulting from prior reductions in the federal funds rate, and for the three month period, a decrease in the average balances.

Interest expense decreased in the three and nine months ended September 30, 2026 compared to the comparable periods in 2025 due to a lower average rate paid on interest-bearing deposits, partially offset by higher average interest-bearing deposit balances. Prior reductions in short-term interest rates allowed us to lower deposit rates; however, increased competitive pressures and loan growth outpacing deposit growth prompted us to begin raising the rates we pay on certain deposit accounts late in the second quarter and in the third quarter of 2026. The Federal Reserve raised the target range for the federal funds rate by 25 basis points in September 2026. This increase will likely put additional upward pressure on our cost of funds. We expect interest expense to increase as a result of higher deposit balances and higher funding costs associated with the rate increase and continued competition in our markets.

The direction and speed of changes in short-term interest rates, as well as competitive pricing conditions in our markets, affect our net interest income and net interest margin. The Federal Reserve influences general market rates, including the rates offered by financial institutions on loans and deposits. Our loan portfolio is particularly sensitive to changes in the prime interest rate. The prime interest rate increased by 25 basis points in September 2026, corresponding with the increase in the target range for the federal funds rate. At its October 28, 2026 meeting, the Federal Reserve maintained the target range for the federal funds rate, noting that economic activity continued to expand at a strong pace while inflation remained elevated. We believe future decisions of the Federal Reserve regarding short-term interest rates will depend on economic data and other factors, and the timing and direction of future rate changes are uncertain.

In addition to short-term interest rates, competitive pricing pressures are also expected to remain a primary driver of our net interest margin. Beginning in the second quarter of 2026 and continuing in the third quarter, competitive pressure contributed to the Company's decisions to raise rates on certain deposits to attract and retain funding as loan growth outpaced deposit growth. Margin compression could result if such competitive pressures intensify, resulting in a decline in asset yields while deposit costs continue to rise, or if the increase in deposit costs outpaces the increase in asset yields. Looking forward, management expects net interest income to continue to benefit from balance sheet growth, although preserving or expanding net interest margin may become more challenging if competition for deposits and loans continues to intensify. Future margin performance will depend on, among other factors, the Company's ability to generate lower-cost core deposits, maintain loan growth, and manage deposit pricing and loan yields in a competitive environment. Unanticipated changes in short-term interest rates could also place additional pressure on the Company's net interest margin and earnings.

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

The provision for credit losses-loans of $2,455,000 for the three months ended September 30, 2026 was primarily driven by loan growth, deterioration in a specialized loan product offered by the Bank, the outstanding balances of which are not significant, and significant deterioration in the valuation of a single individually measured loan. There was a provision of $1,373,000 for the three months ended September 30, 2025 primarily driven by credit deterioration, the national and local economic outlook, and loan growth.

The provision for credit losses-loans of $6,024,000 for the nine months ended September 30, 2026 was primarily driven by loan growth, deterioration in a specialized loan product offered by the Bank, the outstanding balances of which are not significant, and significant deterioration in the valuation of a single individually measured loan. The provision of $6,113,000 for the nine months ended September 30, 2025 was primarily driven by loan growth, credit deterioration, declining local economic conditions, and worsening national and local economic outlook.

There was a benefit for credit losses-off balance sheet exposures of $255,000 for the three months ended September 30, 2026 primarily related to decreasing loan commitments, compared to a provision of $27,000 for the credit losses-off balance sheet exposures for the three months ended September 30, 2025.

There was a provision for credit losses-off balance sheet exposures of $461,000 for the nine months ended September 30, 2026 primarily driven by increased loan commitments, compared to a benefit for credit losses-off balance sheet exposures of $243,000 for the nine months ended September 30, 2025.

The following detail provides a breakdown of the provision for credit loss-loans expense and net (charge-offs) recoveries as of and for the nine months ended September 30, 2026 and 2025:

	In Thousands, Except Percentages
	Provision for Credit Loss - Loans Expense (Benefit)	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-offs) Recoveries to Average Loans

September 30, 2026
Residential 1-4 family real estate	$3,118	$(281)	$1,302,321	(0.02%)
Commercial and multi-family real estate	582	—	1,644,437	—
Construction, land development and farmland	(213)	17	911,062	—
Commercial, industrial and agricultural	1,871	(46)	192,872	(0.02)
1-4 family equity lines of credit	151	(12)	272,086	—
Consumer and other	515	(724)	97,788	(0.74)
Total	$6,024	$(1,046)	$4,420,566	(0.02)%
September 30, 2025
Residential 1-4 family real estate	$4,687	$26	1,191,850	—%
Commercial and multi-family real estate	(2,918)	—	1,615,380	—
Construction, land development and farmland	2,044	17	923,468	—
Commercial, industrial and agricultural	1,744	(139)	146,153	(0.10)
1-4 family equity lines of credit	(351)	—	243,051	—
Consumer and other	907	(502)	110,362	(0.45)
Total	$6,113	$(598)	$4,230,264	(0.01)%

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

There was no provision for credit losses on available-for-sale securities for the three and nine months ended September 30, 2026 and 2025, respectively.

Non-Interest Income

Our non-interest income is composed of several components, some of which vary significantly between quarterly and annual periods. The following is a summary of our non-interest income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Service charges on deposit accounts	$2,473	$2,296	$177	7.71%	$7,086	$6,549	$537	8.20%
Brokerage income	2,936	2,570	366	14.24	8,489	7,438	1,051	14.13
Debit and credit card interchange income, net	1,893	1,933	(40)	(2.07)	5,860	6,216	(356)	(5.73)
Other fees and commissions	400	429	(29)	(6.76)	1,186	1,225	(39)	(3.18)
Premium on credit card portfolio sale	—	—	—	—	1,127	—	1,127	100.00
Income on BOLI and annuity contracts	637	595	42	7.06	1,912	1,792	120	6.70
Gain on sale of loans	245	524	(279)	(53.24)	1,548	1,933	(385)	(19.92)
Mortgage servicing income	106	80	26	32.50	299	227	72	31.72
Gain (loss) on sale of fixed assets	136	(57)	193	338.60	130	(69)	199	288.41
Loss on sale of securities, net	—	(2,526)	2,526	100.00	—	(2,515)	2,515	100.00
Loss on sale of other real estate	(45)	—	(45)	(100.00)	(190)	—	(190)	(100.00)
Loss on sale of other assets	—	—	—	—	(4)	(2)	(2)	(100.00)
Loss on sale of investment in joint venture	—	—	—	—	—	(4)	4	100.00
Gain on sale of equity investment	80	—	80	100.00	80	—	80	100.00
Loss on fair value adjustment of equity investment	(124)	—	(124)	(100.00)	(124)	—	(124)	(100.00)
Other income	269	118	151	127.97	637	211	426	201.90
Total non-interest income	$9,006	$5,962	$3,044	51.06%	$28,036	$23,001	$5,035	21.89%

Non-interest income increased for the three and nine months September 30, 2026 when compared to the same periods in 2025, primarily because the comparable periods in 2025 included a loss on sale of securities associated with the restructuring of a portion of the Company's securities portfolio. Increases in brokerage income, service charges on deposit accounts, and an increase in gain (loss) on sale of fixed assets also positively impacted non-interest income, which was negatively impacted by a decrease in gain on sale of loans. For the nine months ended September 30, 2026, the increase in non-interest income also included the premium on the sale of our credit card portfolio, partially offset by a decrease in debit and credit card interchange income and a loss on sale of other real estate.

In the third quarter of 2025, the Company restructured a portion of the securities portfolio. The restructuring consisted of the sale of approximately $58 million of available for sale securities the net proceeds from which were reinvested into higher yielding securities. The restructuring resulted in a net loss of approximately $2.5 million. The Company did not sell any securities during the nine months ended September, 2026 and therefore did not record a gain or loss on sale of securities during that period.

The increase in brokerage income for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 was due to continued client acquisitions resulting in an increase of overall production and market share coupled with the continued growth and positive returns of the investment markets.

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 was primarily due to an increase in overdraft fees.

In connection with the sale of our credit card portfolio a premium of $1.1 million was recognized into income for the nine months ended September 30, 2026, based upon the sales agreement with the third party to whom we sold the portfolio.

The increase in gain (loss) on sale of fixed assets was primarily attributable to the sale of a portion of a branch property.

The decrease in gain on sale of loans for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 was primarily attributable to the increase in mortgage interest rates experienced so far in 2026, particularly in the third quarter, which reduced the value of residential mortgage loans sold during the periods.

The decrease in debit and credit card interchange income for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 was due to the sale of the Company's credit card portfolio mentioned above.

The increase in loss on sale of other real estate for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 was primarily due to the sale of foreclosed residential properties.

Non-Interest Expense

Non-interest expense consists primarily of employee costs, occupancy expenses, furniture and equipment expenses, advertising and public relations expenses, data processing expenses, directors' fees, audit, legal and consulting fees, FDIC insurance and other operating expenses. The following is a summary of our non-interest expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Increase (Decrease)	% Increase (Decrease)	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Salaries and employee benefits	$22,013	$18,696	$3,317	17.74%	$64,303	$55,079	$9,224	16.75%
Occupancy expenses, net	1,752	1,643	109	6.63	5,126	4,644	482	10.38
Advertising & public relations expense	1,140	1,288	(148)	(11.49)	3,299	3,080	219	7.11
Furniture and equipment expense	703	703	—	—	2,062	2,215	(153)	(6.91)
Data processing expense	3,330	2,973	357	12.01	9,606	8,462	1,144	13.52
Directors’ fees	192	185	7	3.78	565	524	41	7.82
FDIC insurance	690	1,000	(310)	(31.00)	2,204	3,156	(952)	(30.16)
Audit, legal & consulting expenses	723	401	322	80.30	2,624	1,875	749	39.95
Other operating expenses	3,823	4,004	(181)	(4.52)	11,334	11,438	(104)	(0.91)
Total non-interest expense	$34,366	$30,893	$3,473	11.24%	$101,123	$90,473	$10,650	11.77%

The increase in non-interest expense for the three and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to increases in salaries and employee benefits, data processing expense, audit, legal and consulting expenses, and occupancy expense, partially offset by a reduction in FDIC insurance costs.

The increase in salaries and benefits in the three and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to normal annual salary increases, an increased number of employees, promotions, the implementation of a higher minimum starting wage, and an increased bonus accrual based on higher projected earnings.

The increase in data processing expense in the three and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily due to implementation of additional information security solutions, additional software licensing needs, and an increase in the overall number of customers. The Company anticipates that data processing expenses will continue to increase as the Company's operations and employee base grows, the demand for digital products and services from employees and customers increases, and the cyber threat environment grows.

The increase in audit, legal and consulting expenses in the three and nine months ended September 30, 2026, compared with the comparable periods in 2025 was primarily due to higher independent audit fees and consulting costs related to the implementation of a new human capital management system.

The increase in occupancy expense in the three months and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to expenses related to the remodel of multiple branches, an increase in lease expense, and an increase in anticipated property taxes as a result of an increase in property tax rates and an increase in the assessed values of certain of our properties.

The decrease in FDIC insurance in the three months and nine months ended September 30, 2026 when compared to the comparable periods in 2025 was primarily attributable to a decrease in our FDIC assessment rate.

The efficiency ratio is a common and comparable KPI used in the banking industry. The Company uses this metric to monitor how effective management is at using our internal resources. It is calculated by dividing our non-interest expense by our net interest income plus non-interest income. The efficiency ratio for the three months ended September 30, 2026 and 2025 was 52.63% and 55.71%, respectively, while the efficiency ratio for the nine months ended September 30, 2026 and 2025 was 52.51% and 54.50%, respectively. The improvement in the efficiency ratio for the three and nine months ended September 30, 2026 compared to the comparable periods in 2025 was primarily due to the increase in net interest income outpacing the increase in non-interest expense.

Income Taxes

The Company's income tax expense for the three months ended September 30, 2026 was $6,457,000, an increase of $1,172,000 from $5,285,000 for the three months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026 was $19,635,000, an increase of $3,376,000 from $16,259,000 for the nine months ended September 30, 2025. The percentage of income tax expense to net income before taxes was 22.47% and 22.82% for the three months ended September 30, 2026 and 2025, respectively, while it was 23.10% and 23.34% for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate represents our blended federal and state rate of 26.14% affected by the impact of anticipated favorable permanent differences between our book and taxable income such as share-based compensation, bank-owned life insurance, income earned on tax-exempt securities and loans, and certain state tax credits, offset in part by the limitation on deductibility of meals and entertainment expense and non-deductible executive compensation.

Financial Condition

Balance Sheet Summary

The Company’s total assets increased $237,198,000, or 4.03%, to $6,116,154,000 at September 30, 2026 from $5,878,956,000 at December 31, 2025. Loans, net of ACL, totaled $4,490,170,000 at September 30, 2026, a 4.52% increase compared to $4,296,095,000 at December 31, 2025. In 2026, management has targeted commercial real estate, residential real estate lending and small business lending as areas of focus. These areas will remain a focus in 2027. Total liabilities increased by 4.14% to $5,516,753,000 at September 30, 2026 compared to $5,297,271,000 at December 31, 2025.

Loans

The following details the loans of the Company at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Balance	% of Portfolio	Balance	% of Portfolio	Balance $ Increase (Decrease)	Balance % Increase (Decrease)
Residential 1-4 family real estate	$1,352,469	29.6%	$1,277,698	29.3%	$74,771	5.85%
Commercial and multi-family real estate	1,685,618	36.9	1,635,488	37.5	50,130	3.07
Construction, land development and farmland	939,968	20.6	900,013	20.6	39,955	4.44
Commercial, industrial and agricultural	209,942	4.6	179,583	4.1	30,359	16.91
1-4 family equity lines of credit	285,797	6.3	263,707	6.0	22,090	8.38
Consumer and other	90,145	2.0	107,348	2.5	(17,203)	(16.03)
Total loans before net deferred loan fees	$4,563,939	100.0%	$4,363,837	100.0%	$200,102	4.59%

Total loan growth net of deferred loan fees for the first nine months of 2026 was $199,053,000, or 4.57%, from December 31, 2025. Contributing to the Bank's loan growth in the first nine months of 2026 were the continued population growth and corporate relocations in the Bank's primary market areas and increased marketing efforts. The increase in residential 1-4 family real estate loans is attributable to the Bank successfully growing its residential portfolio through enhanced marketing efforts in the Bank's market areas, and the increase the Bank is seeing in the investor sector of 1-4 family. The increase in commercial and multi-family real estate loans and construction, land development and farmland is primarily attributable to continued economic growth and expansion in the Bank's primary market areas.

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

The ACL for loans represents the portion of the loan's amortized cost basis that we do not expect to collect due to credit losses over the loan's life, considering past events, current conditions, and reasonable and supportable forecasts of future economic conditions considering macroeconomic forecasts. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is reasonably assured. Subsequent recoveries, if any, are credited to the allowance. The ACL for loans is based on the loan's amortized cost basis, excluding accrued interest receivables, as we promptly charge off accrued interest receivable determined to be uncollectible. Accrued interest receivable is written off in a timely manner by reversing interest income when loans are placed on nonaccrual status. We determine the appropriateness of the allowance through quarterly discounted cash flow modeling of the loan portfolio which considers lending-related commitments and other relevant factors, including macroeconomic forecasts and historical loss rates. In future quarters, we may update information and forecasts that may cause significant changes in the estimate in those future quarters.

Our ACL for loans at September 30, 2026 reflects an amount deemed appropriate to adequately cover all expected future losses as of the date the allowance is determined based on our ACL for loans assessment methodology. The ACL for loans (net of charge-offs and recoveries) increased to $60,012,000 at September 30, 2026 from $55,034,000 at December 31, 2025, primarily driven by loan growth, deterioration in a specialized loan product offered by the Bank, the outstanding balances of which are not significant, and deterioration in the collateral value of an individually measured loan. The ACL for loans was 1.32% of total loans outstanding at September 30, 2026 compared to 1.26% at December 31, 2025. The allowance coverage ratio of non-performing loans was 137.0% and 194.3%, at September 30, 2026 and December 31, 2025, respectively. The decrease in our allowance coverage ratio of non-performing loans was primarily a result of the increase in our non-performing loans.

The following schedule provides an allocation of the ACL for loans by portfolio segment for the Company as of September 30, 2026 and December 31, 2025:

	In Thousands, Except Percentages
	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
September 30, 2026
Residential 1-4 family real estate	$18,582	29.6%	$1,352,469	1.37%
Commercial and multi-family real estate	16,587	36.9	1,685,618	0.98
Construction, land development and farmland	16,567	20.6	939,968	1.76
Commercial, industrial and agricultural	5,258	4.6	209,942	2.50
1-4 family equity lines of credit	1,742	6.3	285,797	0.61
Consumer and other	1,276	2.0	90,145	1.42
Total	$60,012	100.0%	4,563,939	1.31
Net deferred loan fees			(13,757)
			$4,550,182	1.32%
December 31, 2025
Residential 1-4 family real estate	$15,745	29.3%	$1,277,698	1.23%
Commercial and multi-family real estate	16,005	37.5	1,635,488	0.98
Construction, land development and farmland	16,763	20.6	900,013	1.86
Commercial, industrial and agricultural	3,433	4.1	179,583	1.91
1-4 family equity lines of credit	1,603	6.0	263,707	0.61
Consumer and other	1,485	2.5	107,348	1.38
Total	$55,034	100.0%	4,363,837	1.26
Net deferred loan fees			(12,708)
			$4,351,129	1.26%

The ACL for loans is an amount that management believes will be adequate to absorb expected losses on existing loans that may become uncollectible as of the measurement date. The ACL for loans as a percentage of total loans outstanding at September 30, 2026, net of deferred fees, increased from the year ended December 31, 2025. The increase was primarily driven by the factors mentioned above.

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

In estimating expected credit losses as of September 30, 2026, we utilized then available forecasts of macroeconomic variables over our reasonable and supportable horizon based on the review of a variety of forecasts of the U.S. economy provided by Moody's Analytics. Key economic variables as forecasted and utilized in our models include: (i) U.S. Gross Domestic Product ("GDP") with annual growth rates in the range of 1.8% to 2.1%; (ii) U.S. unemployment rates in the range of approximately 4.3% to 4.7%; (iii) Home Price Index annual growth rates in the range of approximately 1.3% to 2.0%; (iv) CRE Price Index annual growth rates in the range of approximately -0.7% to 2.8%; and (v) Gross Private Investment annual growth rates in the range of approximately 2.2% and 5.9%.

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

Our charge-off policy for collateral dependent loans is similar to our charge-off policy for all loans in that loans are charged-off in the month when a determination is made that the loan is uncollectible. Net charge-offs increased by $448,000 to $1,046,000 for the nine months ended September 30, 2026, compared to net charge-offs of $598,000 for the nine months ended September 30, 2025. Net charge-offs increased by $31,000 to $246,000 for the three months ended September 30, 2026 compared to the net charge-offs of $215,000 for the three months ended September 30, 2025. The ratio of net charge-offs to average total outstanding loans was 0.02% and 0.01% for the nine months ended September 30, 2026 and 2025, respectively. Overall, while activity increased, the Bank continued to experience minimal charge-offs during the three and nine months ended September 30, 2026 and it is expected that charge-offs will continue to be modest for the remainder of 2026; however, a deterioration in economic conditions may negatively impact charge-offs in the future.

We also maintain an ACL on off-balance sheet exposures, which increased $461,000 from $2,340,000 at December 31, 2025 to $2,801,000 at September 30, 2026 as a result of increased commitments.

The level of the allowance and the amount of the provision for credit losses involve evaluation of uncertainties and matters of judgment. The Company maintains an ACL for loans which management believes is adequate to absorb losses in the loan portfolio. A formal calculation is prepared quarterly by the Company's Chief Financial Officer to determine the adequacy of the ACL and provided to the Board of Directors. The calculation includes an evaluation of historical default and loss experience, current and forecasted economic conditions, an evaluation of Q-Factors, industry and peer bank loan quality indicators and other factors. See the discussion above under “Application of Critical Accounting Policies and Accounting Estimates” for more information. Management believes the ACL at September 30, 2026 to be adequate, but if forecasted economic conditions do not meet management’s current expectations, the ACL may require an increase through additional provision for credit loss expense which would negatively impact earnings.

For additional discussion regarding our ACL, see “Provision for Credit Losses and Allowance for Credit Losses” above.

Securities

Securities increased $51,032,000, or 5.28%, to $1,017,536,000 at September 30, 2026 from $966,504,000 at December 31, 2025. The increase is primarily due to the purchases of new securities, partially offset by an increase in unrealized losses on the securities portfolio and the run-off of our declining balance securities. The average yield, excluding tax equivalent adjustment, of the securities portfolio at September 30, 2026 was 3.24% with a weighted average life of 6.35 years, as compared to an average yield of 3.02% and a weighted average life of 7.05 years at December 31, 2025. The weighted average lives on mortgage-backed securities reflect the repayment rate used for book value calculations.

Gains and losses on sales of available-for-sale debt securities are recognized on the trade date and are determined using the specific identification method. Amounts reclassified from accumulated other comprehensive income into earnings upon the sale of securities are determined using the specific identification method.

For available-for-sale debt securities in an unrealized loss position, we evaluate the securities at each measurement date to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized through the ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings via provision for credit loss. At September 30, 2026 and December 31, 2025, we determined that the decline we experienced in fair value of available-for-sale securities below the amortized cost basis of the securities was driven by changes in market interest rates and other market factors, not due to credit-related factors. Therefore, there was no provision for credit loss recognized during the three and nine months ended September 30, 2026 with respect to our available-for-sale securities, nor was there an ACL on available-for-sale securities.

Premises and Equipment

Premises and equipment increased $1,251,000, or 2.00%, from December 31, 2025 to September 30, 2026. The primary reason for the increase was due to the construction of a new branch location, ATM software updates and replacement of certain ATMs, and remodeling of certain branches, partially offset by current year depreciation of $2,972,000.

Deposits and Other Liabilities

Deposits increased by $204,844,000, or 3.91%, in the first nine months of 2026 from December 31, 2025, primarily due to growth in market share and concerted marketing efforts to drive deposit growth which resulted in the opening of new deposit accounts. The Company had no brokered deposits at September 30, 2026 or December 31, 2025.

The average balance and weighted average interest rate paid for deposit types for the quarters ended September 30, 2026, December 31, 2025 and September 30, 2025 are detailed in the following schedule:

	September 30, 2026		December 31, 2025		September 30, 2025
	Average		Average		Average
	Balance		Balance		Balance
	In	Average	In	Average	In	Average
	Thousands	Rate	Thousands	Rate	Thousands	Rate
Non-interest bearing deposits	$420,173	—%	$413,832	—%	$404,612	—%
Interest-bearing deposits:
Negotiable order of withdrawal accounts	992,295	0.75	949,722	0.74	939,060	0.77
Money market demand accounts	1,628,891	2.47	1,508,811	2.52	1,502,650	2.66
Time deposits	1,922,335	3.75	1,904,043	4.00	1,854,022	4.08
Other savings	445,531	1.55	464,830	2.09	448,865	2.20
Total interest-bearing deposits	4,989,052	2.54%	4,827,406	2.71%	4,744,597	2.80%
Total deposits	$5,409,225	2.34%	$5,241,238	2.50%	$5,149,209	2.58%

At September 30, 2026 and December 31, 2025, we estimate that we had approximately $1.4 billion and $1.5 billion in uninsured deposits, which are the portion of deposit amounts that exceed the FDIC insurance limit. Approximately 25% of our total deposits exceeded the FDIC deposit insurance limits at September 30, 2026. However, we offer large depositors access to the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep (“ICS Product”), which allows us to divide customers' deposits that exceed the FDIC insurance limits into smaller amounts, below the FDIC insurance limits, and place those excess deposits in other participating FDIC insured institutions with the convenience of managing all deposit accounts through our Bank. Our total deposits in CDARS and the ICS Products increased to $287,127,000, or 5.27% of total deposits, at September 30, 2026, compared to $262,733,000, or 5.01% of total deposits, at December 31, 2025.

Principal maturities of certificates of deposit and individual retirement accounts at September 30, 2026 are as follows:

In Thousands
Maturity
2026	$627,821
2027	922,586
2028	294,824
2029	80,255
2030	1,504
Thereafter	837
$1,927,827

The Company has a concentration of deposit accounts with public bodies, such as state or local municipalities. The aggregate balance of these public fund deposits at September 30, 2026 and December 31, 2025 were $656,273,000 and $656,331,000, respectively, which represented 12.0% and 12.5% of total deposits, respectively.

The increase in total liabilities since December 31, 2025 was composed of a $204,844,000, or 3.91%, increase in total deposits and a $14,638,000, or 27.61%, increase in accrued interest and other liabilities. The increase in accrued interest and other liabilities since December 31, 2025 was primarily attributable to the reserve for employee bonus payable for 2026 and a deferred vendor contract incentive, partially offset by a decrease in interest payable on deposits.

Non-Performing Assets

Non-performing loans, which included nonaccrual loans and loans 90 days past due, at September 30, 2026 totaled $43,811,000, an increase of $15,483,000 from non-performing loans at December 31, 2025. The increase in non-performing loans was primarily due to increases in nonaccrual loans within the construction, land development and farmland, residential 1-4 family real estate, and 1-4 family equity lines of credit segments. The increase in the construction, land development and farmland segment was primarily attributable to one large loan relationship with a principal balance of $12.7 million as of September 30, 2026. The increases in the residential 1-4 family real estate and 1-4 family equity lines of credit segments were attributable to multiple loan relationships. The increase in non-performing loans was partially offset by the resolution of one large commercial and multifamily real estate loan relationship that was on nonaccrual status at December 31, 2025. Management believes that it is possible that it could incur losses on its non-performing loans but believes that these losses should not exceed the amount in the ACL for loans already allocated to these loans, unless there is unanticipated deterioration of local real estate values.

Included in non-performing loans at September 30, 2026 were $19.6 million of modified loans associated with six residential 1-4 family real estate loan relationships and six construction, land development and farmland loan relationships. These loans represented 86.7% of the loans modified within the twelve months prior to September 30, 2026. The large construction, land development and farmland loan relationship mentioned above accounts for a significant portion of this amount. Management believes the underlying collateral is sufficient to support full repayment of this relationship and, based on currently available information, anticipates that it will be repaid in full.

The net non-performing asset ratio ("NPA") is used as a measure of the overall quality of the Company's assets. Our NPA ratio is calculated by taking the total of our loans that are 90 days or more past due and accruing interest, nonaccrual loans and other real estate owned and dividing that sum by our total assets outstanding. Our NPA ratio for the periods ended September 30, 2026 and December 31, 2025 was 0.73% and 0.49%, respectively. This increase was primarily due to an increase in non-performing loans, as mentioned above.

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

At September 30, 2026 the Company had an amortized cost basis in collateral dependent loans totaling $30,598,000, an increase of $8,505,000 from an amortized cost basis in collateral dependent loans totaling $22,093,000 at December 31, 2025. The increase during the nine months ended September 30, 2026 as compared to December 31, 2025 is primarily due to the addition of the large construction, land development and farmland loan relationship mentioned above and the addition of several residential 1-4 family real estate loan relationships, partially offset by the payoff of the single large commercial and multifamily real estate loan relationship mentioned above. Management periodically evaluates the criteria for classifying collateral dependent loans based on the risk rating and the dollar amount of the loan. As of September 30, 2026, a $1,742,000 valuation allowance was recorded on collateral dependent loans due to four loan relationships compared to a valuation allowance of $532,000 due to two loan relationships as of December 31, 2025. The ACL for loans related to collateral dependent loans was measured based upon the estimated fair value of related collateral less estimated selling costs.

Total past due and nonaccrual loans at September 30, 2026 were $57,932,000, an increase of $7,167,000 from $50,765,000 at December 31, 2025. The increase was largely due to an increase in the residential 1-4 family real estate and construction, land development and farmland segments, partially offset by a decrease in the commercial and multi-family real estate segment.

The Company recognized $75,000 and reversed $381,000 out of interest income on nonaccrual loans for the three months ended September 30, 2026. The Company recognized $2,839,000 and reversed $707,000 out of interest income on nonaccrual loans for the nine months ended September 30, 2026. The Company recognized $143,000 and reversed $1,581,000 out of interest income on nonaccrual loans for the three months ended September 30, 2025. The Company recognized $513,000 and reversed $1,672,000 out of interest income on nonaccrual loans for the nine months ended September 30, 2025. At September 30, 2026 and December 31, 2025, nonaccrual loans for which no related ACL was recorded totaled $24,878,000 and $17,482,000, respectively.

Our internally classified loans increased $13,802,000, or 21.60%, to $77,700,000 at September 30, 2026, from $63,898,000 at December 31, 2025, primarily due to the downgrade of multiple borrowers in the construction, land development and farmland, including the large loan relationship mentioned above, residential 1-4 family real estate, and 1-4 family equity lines of credit segments. The increase was partially offset by the payoff of the single large commercial real estate loan mentioned above. Loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. Management continues to develop and execute performance improvement plans with these borrowers and continues to believe these loans are well collateralized. If economic uncertainty remains in the market, or management's performance improvement plan proves to be unsuccessful, our classified loan balances and non-performing assets could increase further.

Liquidity and Asset Liability Management

Liquidity

The Company’s management seeks to maximize net interest income by managing the Company’s assets and liabilities within appropriate constraints on capital, liquidity and interest rate risk. Liquidity is a measure of our ability to meet our cash flow requirements, including inflows and outflows of cash for depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs. Several factors influence our liquidity needs, including depositor and borrower activity, interest rate trends, changes in the economy, maturities, re-pricing and interest rate sensitivity of our debt securities, loan portfolio and deposits. We strive to maintain appropriate levels of liquidity. We calculate our liquidity ratio by taking cash and due from banks, interest bearing deposits, federal funds sold, and available-for-sale debt securities not pledged as collateral and dividing by total assets. Our total liquidity ratios were 13.27% at September 30, 2026 and 13.32% at December 31, 2025. The decrease in our liquidity ratio at September 30, 2026 was primarily attributable to the increase in total assets outpacing the increase in total liquid assets.

The Company’s primary source of liquidity is a stable core deposit base. In addition, federal funds purchased, Federal Home Loan Bank advances, and brokered deposits provide a secondary source of liquidity. These sources of liquidity are generally short-term in nature and are used to fund asset growth and meet other short-term liquidity needs. Liquidity needs can also be met from loan payments and investment security sales or maturities. While maturities and scheduled amortization of loans and debt securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competition. At September 30, 2026, the Company’s liquid assets totaled $811.5 million, an increase from $782.8 million at December 31, 2025, though a portion of these liquid assets include available-for-sale securities that are in an unrealized loss position at September 30, 2026. If the Company was required to sell any of these securities, including to meet liquidity needs, while they are in an unrealized loss position, the Company would be required to recognize the loss on those securities through the income statement when they are sold. Recognition of these losses would negatively impact the Bank's and the Company's regulatory capital levels. Additionally, as of September 30, 2026, the Company had available approximately $175.5 million in unused federal funds lines of credit with regional banks and, subject to certain restrictions and collateral requirements, approximately $683.8 million of borrowing capacity with the Federal Home Loan Bank of Cincinnati to meet short term funding needs. The Company maintains a formal asset and liability management process in an effort to quantify, monitor and control interest rate risk and to assist management as management seeks to maintain stability in net interest margin under varying interest rate environments. The Company accomplishes this process through the development and implementation of lending, funding and pricing strategies designed to maximize net interest income under varying interest rate environments subject to specific liquidity and interest rate risk guidelines and competitive market conditions.

Securities classified as available-for-sale include securities intended to be used as part of the Company’s asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need to fund loan demand or other liquidity needs. At September 30, 2026, securities totaling approximately $84.4 million mature or will be subject to rate adjustments within the next twelve months.

A secondary source of liquidity is the Company’s loan portfolio. At September 30, 2026, loans totaling approximately $524.6 million will become due within twelve months from that date.

As for liabilities, at September 30, 2026, certificates of deposit of $250,000 or greater totaling approximately $573.1 million will become due or reprice during the next twelve months. Historically, there has been no significant reduction in immediately withdrawable accounts such as negotiable order of withdrawal accounts, money market demand accounts, demand deposit accounts and regular savings accounts. Management does not anticipate that there will be significant withdrawals from these accounts in the future.

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

The Company also uses simulation modeling to evaluate both the level of interest rate sensitivity as well as potential balance sheet strategies. The Company's Asset Liability Committee ("ALCO") meets quarterly to analyze the interest rate shock simulation. The interest rate shock simulation model is based on a number of assumptions. The assumptions include, but are not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows and balance sheet management strategies. We model instantaneous change in interest rates using a growth in the balance sheet as well as a flat balance sheet to understand the impact to earnings and capital. Based on the Company's interest rate shock simulation, the Company had a slightly asset-sensitive interest-rate risk position as of September 30, 2026, which means that in general, our assets should reprice quicker than our liabilities, and as a result net interest income should be less negatively impacted in a rising rate environment and more negatively impacted in a falling rate environment. However, the Company’s net interest margin and earnings could be negatively impacted if competitive pressures or other factors limit its ability to increase loan yields while controlling deposit costs in a rising rate environment, or to reduce deposit costs while limiting declines in loan yields in a falling rate environment. Net interest margin and earnings could also be negatively impacted if loan growth outpaces the Company’s ability to add lower cost core deposits. The Company also uses Economic Value of Equity (“EVE”) sensitivity analysis to understand the impact of changes in interest rates on long-term cash flows, income and capital. EVE is calculated by discounting the cash flows for all balance sheet instruments under different interest rate scenarios. The EVE is a longer term view of interest rate risk because it measures the present value of the future cash flows. Presented below is the estimated impact on the Bank’s net interest income and EVE as of September 30, 2026, assuming an immediate shift in interest rates:

	% Change from Base Case for Immediate Parallel Changes in Rates
	-300 BP	-200 BP	-100 BP	+100 BP	+200 BP	+300 BP
Net interest income	(3.75)%	(3.40)%	(2.08)%	(0.36)%	(0.87)%	(1.64)%
EVE	(4.40)%	(1.68)%	(0.87)%	(1.87)%	(4.16)%	(7.06)%

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

Off Balance Sheet Arrangements

At September 30, 2026, we had unfunded loan commitments outstanding of $1,363,479,000 and outstanding standby letters of credit of $135,028,000, compared to $1,202,566,000 and $150,374,000, respectively, at December 31, 2025. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Bank could sell participations in these or other loans to correspondent banks. The Bank has historically been able to fund its ongoing liquidity needs through its stable core deposit base, loan payments, investment security maturities and short-term borrowings.

Capital Position and Dividends

At September 30, 2026, total shareholders’ equity was $599,401,000, or 9.80% of total assets, which compares with $581,685,000, or 9.89% of total assets, at December 31, 2025. The increase in shareholders’ equity during the nine months ended September 30, 2026 is the result of the net effect of $1,255,000 related to stock option compensation and RSUs, the Company’s net earnings of $65,347,000, the $1,121,000 correction of an immaterial error, proceeds from the issuance of common stock related to exercise of stock options of $76,000, and $3,000 in the forfeiture of restricted stock units. The increase in shareholders' equity was partially offset by cash dividends declared of $33,106,000, of which $21,549,000 was reinvested under the Company’s dividend reinvestment plan, and $38,317,000 of accumulated other comprehensive losses resulting from the decrease in the fair value of our available for sale securities, net of applicable income tax benefits of $13,556,000, and the repurchase of $212,000 shares of our common stock from a limited number of the Company's shareholders.

Share Repurchase Program

On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. Under the program, the Company repurchased 346 shares of its common stock during the second quarter of 2026 at an average price of $81.95 per share and 1,868 shares during the third quarter of 2026 at an average price of $83.45 per share. Through September 30, 2026, the Company had repurchased a total of 2,214 shares under the program at an average price of $83.22 per share for an aggregate cost of $184,240.

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

There have been no material changes in reported market risks during the nine months ended September 30, 2026.

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

There were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable

Item 1A. RISK FACTORS

There were no material changes to the Company’s risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
None
(b)
Not applicable.
(c)
The following table discloses shares of our common stock repurchased during the three months ended September 30, 2026.

Period	Total Number of Shares Repurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs as of the Last Date of the Period
July 1, 2026 - July 31, 2026	424	$83.45	424	$7,936,262
August 1, 2026 - August 31, 2026	1,444	$83.45	1,444	$7,815,760
September 1, 2026 - September 30, 2026	—	$—	—	$7,815,760

_______________

(1)
On January 26, 2026 the Company's Board of Directors authorized an $8.0 million share repurchase program that commenced upon expiration of the previous program, which expired on March 31, 2026. This authorization remains in effect through March 31, 2027. Share repurchases under the authorized program may be made from time to time in privately negotiated transactions, at the discretion of management of the Company. The approved share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended or discontinued at any time. The timing of these repurchases will depend on market conditions and other requirements. In the second quarter, the Company repurchased 346 shares of the Company's common stock at an average price of $81.95 and the aggregate cost of $28,355 under this repurchase program. In the third quarter of 2026, the Company repurchased 1,868 shares of the Company's common stock at an average price of $83.45 for an aggregate cost of $155,885.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a)
None
(b)
Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plan Disclosure

During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K. In addition, during the quarter ended September 30, 2026, the Company did not adopt or terminate any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as such terms are defined in Item 408(a) and (c) of Regulation S-K.

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

The Company is aware that from time to time a small number of transactions involving its common stock are reported in the over-the-counter market, but the Company has no information about the settlement of these transactions or whether the shares of common stock purported to have been transferred were delivered to the purported purchaser. The Bank, in its capacity as the Company’s transfer agent, has received no information from the parties to these purported transactions that would allow the Bank, acting as the Company’s transfer agent, to record these transfers on the books of the Company. These purported trades have historically been infrequent and typically involved a small number of shares of the Company’s common stock. During the quarter that ended September 30, 2026, one trade of one single share of stock was reported on the over-the-counter market at $377.99 per share for such single share. The most recent price at which the Company’s common stock has traded and been recorded as settled in the Company’s transfer records was $85.00 per share.

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

WILSON BANK HOLDING COMPANY
(Registrant)

DATE: November 6, 2026	/s/ John C. McDearman III
John C. McDearman III
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 6, 2026	/s/ Kayla Hawkins
Kayla Hawkins
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)